Form 10-Q
period 1995-06-30
WITTER DEAN CORNERSTONE FUND III
filed 1995-08-11
CIK 737000

THIS CONFORMING PAPER FORMAT DOCUMENT IS BEING SUBMITTED
                       PURSUANT TO RULE 901(d) OF REGULATION S-T

                                                UNITED STATES
                                     SECURITIES AND EXCHANGE COMMISSION
                                           Washington, D.C. 20549

                                                  FORM 10-Q

[X]      Quarterly report pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
For the period ended June 30, 1995 or

[ ]      Transition report pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
For the transition period from ________________to_____________

Commission File Number 0-13299



                DEAN WITTER CORNERSTONE FUND III
    (Exact name of registrant as specified in its charter)


              New York                            l3-3l909l9
(State or other jurisdiction of              (I.R.S. Employer
Incorporation or organization)               Identification No.)


c/o Demeter Management Corp.
Two World Trade Center, New York, NY 62 Fl.           10048
(Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code (212) 392-5454


(Former name, former address, and former fiscal year, if changes since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X       No

                                    DEAN WITTER CORNERSTONE FUND III

                                   INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                June 30, 1995


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
     Statements of Financial Condition
     June 30, 1995 (Unaudited) and December 31, 1994............2

     Statements of Operations for the Quarters Ended
     June 30, 1995 and 1994 (Unaudited).........................3

     Statements of Operations for the Six Months Ended
     June 30, 1995 and 1994 (Unaudited).........................4

     Statements of Cash Flows for the Six Months Ended
     June 30, 1995 and 1994 (Unaudited).........................5

     Statements of Changes in Partners' Capital for the
     Six Months Ended June 30, 1995 and 1994 (Unaudited)........6

     Notes to Financial Statements (Unaudited)............... 7-9

Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations..............10-13

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K................... 14

                                      DEAN WITTER CORNERSTONE FUND III
                                      STATEMENTS OF FINANCIAL CONDITION


                                                                   June 30,               December 31,
                                                                     1995                     1994

                                                                  (Unaudited)
ASSETS
Equity in commodity futures trading accounts:
   Cash                                                          $ 46,714,692              $ 42,884,780
   Net unrealized gain on open contracts                            1,233,184                 5,016,857

   Total Trading Equity                                            47,947,876                47,901,637

   Receivable from DWR                                                182,808                   213,589
   Interest receivable (DWR)                                          181,793                   193,048

   Total Assets                                                  $ 48,312,477              $ 48,308,274


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Redemptions payable                                           $    752,878             $     666,178
   Common administrative expenses payable                             239,576                   266,405
   Accrued management fees                                            159,138                   158,895
   Accrued brokerage commissions (DWR)                                145,360                   200,604
   Accrued transaction fees and costs                                  27,026                    13,739

   Total Liabilities                                                1,323,978                 1,305,821


Partners' Capital

   Limited Partners (20,667.594 and
    23,505.598 Units, respectively)                                46,135,544                46,250,611
   General Partner (382.103 Units)                                    852,955                   751,842

   Total Partners' Capital                                         46,988,499                47,002,453

   Total Liabilities and Partners' Capital                       $ 48,312,477              $ 48,308,274


NET ASSET VALUE PER UNIT                                        $    2,232.26             $    1,967.64




                               The accompanying footnotes are an integral part
                                       of these financial statements.

                                      DEAN WITTER CORNERSTONE FUND III
                                          STATEMENTS OF OPERATIONS
(Unaudited)





                                                                 For the Quarters Ended June 30,

                                                                   1995                  1994
REVENUES
   Trading profit (loss):
        Realized                                             $  8,003,588          $  4,023,819
        Net change in unrealized                               (3,928,861)              299,050

          Total Trading Results                                 4,074,727             4,322,869

        Interest Income (DWR)                                     558,636               409,135

          Total Revenues                                        4,633,363             4,732,004


EXPENSES

        Brokerage commissions (DWR)                               808,499             1,033,502
        Management fees                                           481,671               513,468
        Transaction fees and costs                                168,113               108,636
        Common administrative expenses                                  -                31,737

          Total Expenses                                        1,458,283             1,687,343

NET INCOME                                                  $   3,175,080         $   3,044,661

        Limited Partners                                        3,120,117             2,996,037
        General Partner                                            54,963                48,624
        Net income (loss) per unit                        $        143.84       $        120.03



                               The accompanying footnotes are an integral part
                                       of these financial statements.

                                      DEAN WITTER CORNERSTONE FUND III
                                          STATEMENTS OF OPERATIONS
(Unaudited)





                                                                For the Six Months Ended June 30,

                                                                   1995                  1994
REVENUES
   Trading profit (loss):
        Realized                                           $   11,836,860          $    (10,822)
        Net change in unrealized                               (3,783,673)              373,314

          Total Trading Results                                 8,053,187               362,492

        Interest Income (DWR)                                   1,084,659               743,809

          Total Revenues                                        9,137,846             1,106,301


EXPENSES

        Brokerage commissions (DWR)                             2,029,632             2,154,519
        Management fees                                           933,853             1,022,785
        Transaction fees and costs                                283,803               207,595
        Administrative expenses                                    21,158                58,949

          Total Expenses                                        3,268,446             3,443,848

NET INCOME (LOSS)                                           $   5,869,400        $   (2,337,547)

        Limited Partners                                        5,768,287            (2,302,535)
        General Partner                                           101,113               (35,012)
        Net income (loss) per unit                        $        264.62      $         (86.42)




                               The accompanying footnotes are an integral part
                                       of these financial statements.



                                      DEAN WITTER CORNERSTONE FUND III
                                          STATEMENTS OF CASH FLOWS
(Unaudited)





                                                                For the Six Months Ended June 30,

                                                                   1995                  1994
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                          $  5,869,400         $ (2,337,547)
   Noncash item included in net income (loss):
        Net change in unrealized                                 3,783,673             (373,314)

   (Increase) decrease in operating assets:
        Receivable from DWR                                         30,781              (53,421)
        Interest receivable (DWR)                                   11,255              (28,578)

   Increase (decrease) in operating liabilities:
        Common administrative expenses payable                     (26,829)              58,949
        Accrued management fees                                        243              (10,867)
        Accrued brokerage commissions (DWR)                        (55,244)             (30,764)
        Accrued transaction fees and costs                          13,287               (2,656)

Net cash provided by (used for) operating activities             9,626,566           (2,778,198)


CASH FLOWS FROM FINANCING ACTIVITIES

   Offering of units                                                40,000            3,771,245
   Increase (decrease) in redemptions payable                       86,700              (64,291)
   Redemptions of units                                         (5,923,354)          (4,629,382)

   Net cash used for financing activities                       (5,796,654)            (922,428)


   Net increase (decrease) in cash                               3,829,912           (3,700,626)

   Balance at beginning of period                               42,884,780           50,843,284

   Balance at end of period                                    $46,714,692          $47,142,658





                               The accompanying footnotes are an integral part
                                       of these financial statements.




                                      DEAN WITTER CORNERSTONE FUND III
                                 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                               For the Six Months Ended June 30, 1995 and 1994
                                                 (Unaudited)




                                              Units of
                                             Partnership        Limited          General
                                              Interest         Partners          Partner          Total
Partners' Capital
  December 31, 1993                         25,673.805      $55,270,605      $  886,088        $56,156,693

Continuous Offering                          1,865.852        3,771,245               -          3,771,245

Net Loss                                             -       (2,302,535)        (35,012)        (2,337,547)

Redemptions                                 (2,330.785)      (4,581,062)        (48,320)        (4,629,382)

Partners' Capital
  June 30, 1994                             25,208.872      $52,158,253        $802,756        $52,961,009



Partners' Capital
  December 31, 1994                         23,887.701      $46,250,611       $ 751,842        $47,002,453

Continuous Offering                             21.629           40,000               -             40,000

Net Income                                           -        5,768,287         101,113          5,869,400

Redemptions                                 (2,859.633)      (5,923,354)              -         (5,923,354)

Partners' Capital
  June 30, 1995                             21,049.697      $46,135,544       $ 852,955        $46,988,499






                             The accompanying footnotes are an integral part
                                       of these financial statements.

                 DEAN WITTER CORNERSTONE FUND III
                    NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)

The financial statements include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition. The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 1994 Annual Report on Form 10-K.

1. Organization
Dean Witter Cornerstone Fund III (the "Partnership") is a limited partnership organized to engage in the speculative trading of commodity futures contracts and forward contracts on foreign currencies. The Partnership is one of the Dean Witter Cornerstone Funds, comprised of Dean Witter Cornerstone Fund II, Dean Witter Cornerstone Fund III, and Dean Witter Cornerstone Fund IV.

2. Summary of Significant Accounting Policies
Net Income (Loss) per Unit - Net income (loss) per unit was computed using the weighted average number of units outstanding during the period.

Equity in Commodity Futures Trading Accounts - The Partnership's asset "Equity in Commodity Futures Trading Accounts" consists of cash on deposit at Dean Witter Reynolds Inc. ("DWR") to be used as margin for trading and the net asset or liability related to unrealized gains on open contracts.

               DEAN WITTER CORNERSTONE III
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)


The asset or liability related to the unrealized gains or losses on forward contracts is presented as a net amount because the Partnership has a master netting agreement with DWR.

3. Trading Managers
The trading managers who make all trading decisions for the Partnership are as follows:
                         Computerized Commodity Advisory, Inc.
                         Sunrise Commodities, Inc.


4. Related Party Transactions
Both Demeter Management Corporation (the "General Partner") and the commodity broker DWR are wholly owned subsidiaries of Dean Witter,
Discover & Co.   The Partnership's cash is on deposit with DWR in
commodity trading accounts to meet margin requirements as needed. DWR pays interest on these funds based on current 13-week U.S. Treasury Bill rates. Brokerage expenses incurred by the Partnership are paid to DWR.

5. Off-Balance Sheet Risk
The Partnership trades futures and forward contracts in interest rates, stock indices, commodities, currencies, petroleum and precious metals. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of

                DEAN WITTER CORNERSTONE III
         NOTES TO FINANCIAL STATEMENTS (CONTINUED)


the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility. At June 30, 1995, open contracts were:

                                          Contract or
                                        Notional Amount

Exchange Traded Contracts:
 Financial Futures:
   Commitments to Purchase               $130,339,000
   Commitments to Sell                   $ 16,248,000
 Commodity Futures:
   Commitments to Purchase               $ 44,161,000
   Commitments to Sell                   $ 14,886,000
 Foreign Futures:
   Commitments to Purchase               $135,919,000
   Commitments to Sell                   $ 22,837,000


The unrealized gains and losses on open contracts is reported as a component of "Equity in Commodity Futures Trading Accounts" on the Statement of Financial Condition and totaled $1,233,184 at June 30, 1995 and are related to exchange traded futures contracts.

Exchange Traded Futures Contracts held by the Partnership at June
30, 1995 mature through December 1995.

The contract amounts in the above table represent the Partnership's extent of involvement in the particular class of financial instrument, but not the credit risk associated with counterparty nonperformance. The credit risk associated with these instruments is limited to the amounts reflected in the Partnership's Statements of Financial Condition.

                  DEAN WITTER CORNERSTONE III
         NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


The Partnership also has credit risk because the sole counterparty, with respect to most of the Partnership's assets, is DWR. Exchange traded futures contracts are marked to market on a daily basis, with variations in value credited or charged to the Fund's account on a daily basis. DWR, as the futures commission merchant for all of the Partnership's exchange traded futures contracts, is required pursuant to regulations of the Commodity Futures Trading Commission to segregate from its own assets and for the sole benefit of its commodity customers all funds held by DWR with respect to exchange traded futures contracts including an amount equal to the net unrealized gain on all open futures contracts. With respect to the Partnership's off-exchange traded foreign currency forward contracts, there are no daily settlements of variations in value.

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity The Partnership's assets are deposited in separate commodity trading accounts with DWR and are used by the Partnership as margin to engage in trading commodity futures contracts and forward contracts on foreign currency. DWR holds such assets in either bank accounts or in securities approved by the Commodity Futures Trading Commission for investment of customer funds. The Partnership's assets held by DWR may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in commodity futures contracts and forward contracts on foreign currency, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership's investment in commodity futures contracts and other commodity interests may be illiquid. If the price for a futures contract for a particular commodity has increased or decreased by an amount equal to the "daily limit," positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Partnership from promptly liquidating its commodity futures positions.

There is no limitation on daily price moves in trading forward contracts on foreign currency. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Partnership from trading in profitable markets or prevent the Partnership from promptly liquidating unfavorable positions in such markets and subjecting it to substantial losses.


Either of these market conditions could result in restrictions on redemptions.


Capital Resources The Partnership does not have, nor does it expect to have, any capital assets. Redemptions and exchanges of Units in the future will impact the amount of funds available for investments in commodity futures contracts and other commodity interests.

Results of Operations
For the Quarter and Six Months Ended June 30, 1995
For the quarter ended June 30, 1995, the Partnership's total trading revenues including interest income were $4,633,363. During the second quarter, the Partnership posted a gain in Net Asset Value per Unit. The most significant trading gains were recorded in global interest rate futures during April and May. As bond prices moved higher globally, the Partnership was able to take advantage of the resulting trends and record trading gains from U.S. Treasury bond and Treasury note futures, as well as from Japanese government bond, Australian bond and European bond futures. Smaller gains were experienced from trading Nikkei and S&P 500 stock index futures. Gains in June from trading wheat and coffee futures also contributed to the overall Partnership gains, although losses in soybean products, livestock and cotton resulted in net losses for the agricultural and soft commodities complexes. April's losses in the agricultural and soft commodities markets, were coupled with losses recorded in metals and energy futures. These losses offset a portion of the Partnership's overall gains
for the quarter.   Total expenses  for the period  were $1,458,283,
resulting in net income of $3,175,080. The value of an individual Unit in the Partnership increased from $2,088.42 at March 31, 1995 to $2,232.26 at June 30, 1995.

For the six months ended June 30, 1995, the Partnership's total trading revenues including interest income were $9,137,846. During the first six months, the Partnership posted a gain in Net Asset Value per Unit. The most significant trading gains were recorded in global interest rate futures, as bond prices trended higher between February and May. Gains in U.S., Japanese, Australian and European interest rate futures resulted in strong gains for the Partnership. Gains were recorded in currency trading, as the U.S. dollar weakened versus the Japanese yen and a majority of the major European currencies during February, March and April. Smaller gains were also recorded throughout the first half in Nikkei and S&P 500 stock index futures. Trading losses recorded in the soybean products, aluminum, gold, cotton, pork bellies, crude oil and heating oil offset a portion of the overall gains experienced
by the Partnership during the first half of the year.   Total
expenses for the period were $3,268,446, resulting in net income of $5,869,400. The value of an individual Unit in the Partnership increased from $1,967.64 at December 31, 1994 to $2,232.26 at June 30, 1995.

For the Quarter and Six Months Ended June 30, 1994
For the quarter ended June 30, 1994, the Partnership's total trading revenues including interest income were $4,732,004. During the second quarter, the Partnership posted a gain in Net Asset Value per Unit. The most significant trading gains were recorded in the coffee markets throughout the quarter. Additional gains were recorded in the energy markets from trading crude oil in May and June. Smaller profits were recorded in the currency markets as the U.S. dollar decreased in value versus most major European currencies, specifically the Swiss franc and German mark, in June. Losses in the agricultural, metals and financial markets from trading in the soy group, silver and Japanese government bond futures offset a portion of overall Fund gains for the second
fiscal  quarter.   Total expenses  for the period  were $1,687,343,
resulting in net income of $3,044,661. The value of an individual Unit in the Partnership increased from $1,980.86 at March 31, 1994 to $2,100.89 at June 30, 1994.

For the six months ended June 30, 1994, the Partnership's total trading revenues including interest income were $1,106,301. During the first six months, the Partnership posted a net loss in Net Asset Value per Unit. The most significant trading losses were recorded in the currency markets during January as a result of short-term volatility in the value of the Japanese yen and in February as a result of transactions involving the U.S. dollar versus major European currencies. Additional losses were recorded in the financial markets from transactions involving the Japanese government bond and the Nikkei stock index futures in January and February. Trading losses were also recorded in the energy markets from trading crude oil in January and March and in the agricultural market from trading in the soy group markets for the majority of the first six months of the year. Trading gains in the international markets from coffee in April, May and June, crude oil in May and June, and in the metals markets, specifically aluminum,
offset a portion of the Partnership's losses.   Total expenses for
the period were $3,443,848, resulting in a net loss of $2,337,547. The value of an individual Unit in the Partnership decreased from $2,187.31 at December 31, 1993 to $2,100.89 at June 30, 1994.

              PART II.   OTHER INFORMATION

Item 6. - EXHIBITS AND REPORTS ON FORM 8-K
                   (A)  Exhibits - None.
                   (B)  Reports on Form 8-K - None.

                                                 SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                          Dean Witter Cornerstone Fund III
                                                   (Registrant)

                                          By: Demeter Management Corporation
                                                    (General Partner)

August 11, 1995                           By: /s/ Patti L. Behnke
                                                  Patti L. Behnke
                                                  Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.