Form 10-Q
period 1995-09-30
WITTER DEAN CORNERSTONE FUND III
filed 1995-11-14
CIK 737000

UNITED STATES
                                     SECURITIES AND EXCHANGE COMMISSION
                                           Washington, D.C. 20549

                                                  FORM 10-Q

[X]      Quarterly report pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
For the period ended September 30, 1995 or

[ ]      Transition report pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
For the transition period from ________________to_____________

Commission File Number 0-13299



                DEAN WITTER CORNERSTONE FUND III
    (Exact name of registrant as specified in its charter)


              New York                            13-3190919
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

Yes    X       No

                                     DEAN WITTER CORNERSTONE FUND III

                                   INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                             September 30, 1995

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
     Statements of Financial Condition
     September 30, 1995 (Unaudited) and December 31, 1994........2

     Statements of Operations for the Quarters Ended
     September 30, 1995 and 1994 (Unaudited).....................3

     Statements of Operations for the Nine Months Ended
     September 30, 1995 and 1994 (Unaudited).....................4

     Statements of Changes in Partners' Capital for the
     Nine Months Ended September 30, 1995 and 1994
     (Unaudited).................................................5

     Statements of Cash Flows for the Nine Months Ended
     September 30, 1995 and 1994 (Unaudited).....................6

     Notes to Financial Statements (Unaudited)............... 7-11

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...............12-18

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.................... 19


                                      DEAN WITTER CORNERSTONE FUND III
                                      STATEMENTS OF FINANCIAL CONDITION

                                                                 September 30,            December 31,
                                                                     1995                     1994

                                                                  (Unaudited)
ASSETS
Equity in commodity futures trading accounts:
   Cash                                                          $ 41,516,113              $ 42,884,780
   Net unrealized gain on open contracts                            2,104,562                 5,016,857

   Total Trading Equity                                            43,620,675                47,901,637

Receivable from DWR                                                   301,884                   213,589
Interest receivable (DWR)                                             164,482                   193,048

   Total Assets                                                  $ 44,087,041              $ 48,308,274


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Redemptions payable                                           $    521,942             $     666,178
   Common administrative expenses payable                             222,036                   266,405
   Accrued management fees                                            145,277                   158,895
   Accrued brokerage commissions (DWR)                                112,790                   200,604
   Accrued transaction fees and costs                                  23,938                    13,739

   Total Liabilities                                                1,025,983                 1,305,821


Partners' Capital

   Limited Partners (19,250.734 and
    23,505.598 Units, respectively)                                42,222,985                46,250,611
   General Partner (382.103 Units)                                    838,073                   751,842

   Total Partners' Capital                                         43,061,058                47,002,453

   Total Liabilities and Partners' Capital                       $ 44,087,041              $ 48,308,274


NET ASSET VALUE PER UNIT                                        $    2,193.32             $    1,967.64

                               The accompanying footnotes are an integral part
                                       of these financial statements.

                                      DEAN WITTER CORNERSTONE FUND III
                                          STATEMENTS OF OPERATIONS
                                                 (Unaudited)




                                                               For the Quarters Ended September 30,

                                                                   1995                  1994
REVENUES
   Trading profit (loss):
        Realized                                              $  (897,084)         $  2,283,360
        Net change in unrealized                                  871,377            (4,642,356)

          Total Trading Results                                   (25,707)           (2,358,996)

   Interest Income (DWR)                                          509,307               463,515

          Total Revenues                                          483,600            (1,895,481)


EXPENSES

   Brokerage commissions (DWR)                                    774,308             1,045,938
   Management fees                                                446,622               495,685
   Transaction fees and costs                                     107,797                93,780
   Common administrative expenses                                       -                31,737

          Total Expenses                                        1,328,727             1,667,140

NET LOSS                                                    $    (845,127)        $  (3,562,621)

   Limited Partners                                              (830,245)           (3,509,109)
   General Partner                                                (14,882)              (53,512)

                                                              $  (845,127)       $   (3,562,621)

NET LOSS PER UNIT

   Limited Partners                                           $    (38.94)       $      (140.05)
   General Partner                                            $    (38.94)       $      (140.05)


                               The accompanying footnotes are an integral part
                                       of these financial statements.

                                      DEAN WITTER CORNERSTONE FUND III
                                          STATEMENTS OF OPERATIONS
                                                (Unaudited)




                                                             For the Nine Months Ended September 30,

                                                                   1995                  1994
REVENUES
   Trading profit (loss):
        Realized                                           $   10,939,777          $  2,272,537
        Net change in unrealized                               (2,912,295)           (4,269,041)

          Total Trading Results                                 8,027,482            (1,996,504)

   Interest Income (DWR)                                        1,593,964             1,207,324

          Total Revenues                                        9,621,446              (789,180)


EXPENSES

   Brokerage commissions (DWR)                                  2,803,940             3,200,457
   Management fees                                              1,380,475             1,518,470
   Transaction fees and costs                                     391,600               301,375
   Administrative expenses                                         21,158                90,686

          Total Expenses                                        4,597,173             5,110,988

NET INCOME (LOSS)                                           $   5,024,273        $   (5,900,168)

   Limited Partners                                             4,938,042            (5,811,644)
   General Partner                                                 86,231               (88,524)

                                                           $    5,024,273       $    (5,900,168)

NET INCOME (LOSS) PER UNIT

   Limited Partners                                        $       225.68       $       (226.47)
   General partner                                         $       225.68       $       (226.47)


                               The accompanying footnotes are an integral part
                                       of these financial statements.


                                      DEAN WITTER CORNERSTONE FUND III
                                 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                            For the Nine Months Ended September 30, 1995 and 1994
                                                 (Unaudited)



                                              Units of
                                             Partnership        Limited          General
                                              Interest         Partners          Partner          Total

Partners' Capital
  December 31, 1993                         25,673.805      $55,270,605      $  886,088        $56,156,693

Continuous Offering                          2,536.616        5,116,148               -          5,116,148

Net Loss                                             -       (5,811,644)        (88,524)        (5,900,168)

Redemptions                                 (3,380.415)      (6,636,607)        (48,320)        (6,684,927)

Partners' Capital
  September 30, 1994                        24,830.006      $47,938,502        $749,244        $48,687,746



Partners' Capital
  December 31, 1994                         23,887.701      $46,250,611       $ 751,842        $47,002,453

Continuous Offering                             25.778           49,000               -             49,000

Net Income                                           -        4,938,042          86,231          5,024,273

Redemptions                                 (4,280.642)      (9,014,668)              -         (9,014,668)

Partners' Capital
  September 30, 1995                        19,632.837      $42,222,985       $ 838,073        $43,061,058




                               The accompanying footnotes are an integral part
                                       of these financial statements.



                                     DEAN WITTER CORNERSTONE FUND III
                                          STATEMENTS OF CASH FLOWS
                                               (Unaudited)




                                                             For the Nine Months Ended September 30,

                                                                   1995                  1994
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                             $  5,024,273         $ (5,900,168)
Noncash item included in net income (loss):
        Net change in unrealized                                 2,912,295            4,269,041

   (Increase) decrease in operating assets:
        Receivable from DWR                                        (88,295)             (41,233)
        Interest receivable (DWR)                                   28,566              (40,263)

   Increase (decrease) in operating liabilities:
        Common administrative expenses payable                     (44,369)             (20,477)
        Accrued management fees                                    (13,618)             (24,079)
        Accrued brokerage commissions (DWR)                        (87,814)             (21,656)
        Accrued transaction fees and costs                          10,199               (2,289)

Net cash provided by (used for) operating activities             7,741,237           (1,781,124)


CASH FLOWS FROM FINANCING ACTIVITIES

   Offering of units                                                49,000            5,116,148
   Increase (decrease) in redemptions payable                     (144,236)             245,369
   Redemptions of units                                         (9,014,668)          (6,684,927)

Net cash used for financing activities                          (9,109,904)          (1,323,410)


Net decrease in cash                                            (1,368,667)          (3,104,534)

Balance at beginning of period                                  42,884,780           50,843,284

Balance at end of period                                       $41,516,113          $47,738,750



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

The General Partner for the Partnership is Demeter Management
Corporation (the "General Partner"). The commodity broker is Dean Witter Reynolds Inc. ("DWR").

The General Partner is required to maintain a 1% minimum interest in the equity of the Partnership and income (losses) are shared by the General and Limited Partners based upon their proportional ownership interest.

                                      DEAN WITTER CORNERSTONE FUND III
                                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)


2. Summary of Significant Accounting Policies
Net Income (Loss) per Unit - Net income (loss) per unit was computed using the weighted average number of units outstanding during the period.

Equity in Commodity Futures Trading Accounts - The Partnership's asset "Equity in Commodity Futures Trading Accounts" consists of cash on deposit at DWR to be used as margin for trading and the net asset or liability related to unrealized gains or losses on open contracts. The asset or liability related to the unrealized gains or losses on forward contracts is presented as a net amount because the Partnership has a master netting agreement with DWR.

3. Trading Managers
The trading managers who make all trading decisions for the Partnership are as follows:
                         Computerized Commodity Advisory, Inc.
                         Sunrise Commodities, Inc.


4. Related Party Transactions

Both the General Partner and DWR are wholly owned subsidiaries of
Dean Witter,  Discover & Co.   The Partnership's cash is on deposit
with DWR in commodity trading accounts to meet margin requirements as needed. DWR pays interest on these funds based on current 13-week U.S. Treasury Bill rates. Brokerage expenses incurred by the Partnership are paid to DWR.

                                      DEAN WITTER CORNERSTONE FUND III
                                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)

5. Off-Balance Sheet Risk
The Partnership trades futures and forward contracts in interest rates, stock indices, commodities, currencies, petroleum and precious metals. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility. At September 30, 1995, open contracts were:

                                          Contract or
                                        Notional Amount

Exchange Traded Contracts:
 Financial Futures:
   Commitments to Purchase               $109,901,591
   Commitments to Sell                   $  3,587,595
 Commodity Futures:
   Commitments to Purchase               $ 80,585,952
   Commitments to Sell                   $ 21,225,378
 Foreign Futures:
   Commitments to Purchase               $ 94,488,507
   Commitments to Sell                   $ 34,598,643


A portion of the amounts indicated as off-balance sheet risk in forward currency contracts is due to offsetting forward commitments to purchase and sell the same currency on the same date in the future. These commitments are economically offsetting, but are not offset in the forward market until the settlement date.


The unrealized gains and losses on open contracts is reported as a component of "Equity in Commodity Futures Trading Accounts" on the Statement of Financial Condition and totaled $2,104,562 at

                                      DEAN WITTER CORNERSTONE FUND III
                                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)


September 30, 1995. The $2,104,562 net unrealized gain on open contracts as of September 30, 1995 related to exchange traded futures contracts.

Exchange Traded Futures Contracts held by the Partnership at
September 30, 1995 mature through December 1995.


The contract amounts in the above table represent the Partnership's extent of involvement in the particular class of financial instrument, but not the credit risk associated with counterparty nonperformance. The credit risk associated with these instruments is limited to the amounts reflected in the Partnership's Statements of Financial Condition.


The Partnership also has credit risk because the sole counterparty with respect to most of the Partnership's assets is DWR. Exchange traded futures contracts are marked to market on a daily basis, with variations in value credited or charged to the Fund's account on a daily basis. DWR, as the futures commission merchant for all of the Partnership's exchange traded futures contracts, is required pursuant to regulations of the Commodity Futures Trading Commission to segregate from its own assets and for the sole benefit of its commodity customers all funds held by DWR with respect to exchange traded futures contracts including an amount equal to the net

                        DEAN WITTER CORNERSTONE FUND III
                  NOTES TO FINANCIAL STATEMENTS (CONCLUDED)



unrealized gain on all open futures contracts which funds totalled $43,620,675 at September 30, 1995. With respect to the
Partnership's off-exchange traded foreign currency forward contracts, there are no daily settlements of variations in value.

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity. The Partnership's assets are deposited in separate commodity trading accounts with DWR and are used by the Partnership as margin to engage in trading commodity futures contracts and forward contracts on foreign currency. DWR holds such assets in either designated depositories or in securities approved by the Commodity Futures Trading Commission for investment of customer funds. The Partnership's assets held by DWR may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in commodity futures contracts and forward contracts on foreign currency, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

Market Risk. The Partnership trades futures, options and forward contracts in interest rates, stock indices, commodities and currencies. In entering into these contracts there exists a risk to the Partnership (market risk) that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interest positions held by the Partnership at the same time, and if the Trading Advisor was unable to offset futures interest positions of the Partnership, the Partnership could lose all of its assets. The Partnership has established Trading Policies for liquidity and leverage which help control market risk. Both the Trading Advisor and the General Partner monitor the Partnership's trading activities on a daily basis to ensure compliance with the Trading Policies. The General Partner may (under terms of the Management Agreement) override the trading instructions of the Trading Advisor to the extent necessary to comply with the Partnership's Trading Policies.

Credit Risk. In addition to market risk, the Partnership is subject to credit risk in that a counterparty may not be able to meet its obligations to the Partnership. The counterparty of the

Partnership for futures contracts traded in the United States and most foreign exchanges on which the Partnership trades is the clearinghouse associated with such exchange. In general, clearing-houses are backed by the membership of the exchange and will act in the event of non-performance by one of its members or one of its members' customers, and as such, should significantly reduce this credit risk. In cases where the Partnership trades on exchanges where the clearinghouse is not backed by the membership or when the Partnership enters into off-exchange contracts with a counterparty, the sole recourse of the Partnership will be the clearinghouse or the counterparty as the case may be. With respect to futures contracts, DWR, in its business as an international commodity broker, constantly monitors the creditworthiness of the exchanges and clearing members of the foreign exchanges with which it does business for clients, including the Partnership. If DWR believes that there was a problem with the credit-worthiness of an exchange on which the Partnership deals, it would so advise the General Partner. With respect to forward contract trading, the Partnership trades with only those counterparties which the General Partner, together with DWR, have determined to be creditworthy. As set forth in the Partnership's Trading Policies, in determining credit-worthiness, the General Partner and DWR consult with the Corporate Credit Department of DWR. Currently, the Partnership deals solely with DWR as its counterparty on forward contracts. While DWR and the General Partner monitor creditworthiness and risk involved in dealing on the various exchanges and with counterparties, there can be no assurance that an exchange or counterparty will be able to meet its obligations to the Partnership.

Capital Resources. The Partnership does not have, nor does it expect to have, any capital assets. Redemptions and exchanges of Units in the future will impact the amount of funds available for investments in commodity futures contracts and other commodity interests. As redemptions are at the discretion of Limited Partners, it is not possible to estimate the amount and therefore, the impact of future redemptions.

Results of Operations
For the Quarter and Nine Months Ended September 30, 1995
For the quarter ended September 30, 1995, the Partnership's total trading revenues including interest income were $483,600. During the third quarter, the Partnership posted a loss in Net Asset Value per Unit. The most significant trading losses were recorded in metals and soft commodities trading. In the metals markets, trading in copper futures resulted in losses, as prices were trendless throughout the quarter. Additional losses within this complex were recorded in aluminum, silver and zinc futures, as base metals prices moved in a short-term volatile range. In soft commodities, losses were recorded during most of the quarter as prices remained similarly trendless. Energy futures trading also resulted in losses to the Partnership as oil and gas prices remained without consistent direction. In other markets, losses were recorded in financial futures as eurodollar prices move predominantly trendless during August and September. Additional losses within this complex were recorded in U.S. Treasury bond futures due to price choppiness in July and in Nikkei stock index futures which abruptly halted their downward trend during July.

Trading gains from transactions involving the Japanese yen were recorded during all three months of the quarter as a downward trend in the value of the yen relative to the U.S. dollar was evident until late September. Additional Partnership gains were recorded in corn futures during August and September as prices began to move higher. These gains helped in offsetting a portion of the Partnership's losses experienced during the third quarter of the year. Total expenses for the period were $1,328,727, resulting in a net loss of $845,127. The value of an individual Unit in the Partnership decreased from $2,232.26 at June 30, 1995 to $2,193.32 at September 30, 1995.

For the nine months ended September 30, 1995, the Partnership's total trading revenues including interest income were $9,621,446. During the first three quarters of the year, the Partnership posted a gain in Net Asset Value per Unit. The most significant trading gains were recorded in global interest rate futures, as bond prices trended higher between February and May. Long positions in Japanese, U.S. and German interest rate futures resulted in strong gains for the Partnership during this period. Currency trading also contributed to the overall gains as an upward trend in the Japanese yen and German mark versus the U.S. dollar occurred through February, March and April. This upward trend in these two foreign currencies lost momentum during May and June. However, a declining trend in the Japanese yen relative to the U.S. dollar occurred between July and September resulting in gains for the Partnership's short yen positions. Smaller gains were recorded in corn and wheat futures during the first three quarters of the year as prices moved higher. Trading losses were recorded in precious and base metals, soft commodities, soybean products and energy futures, primarily as a result of choppy price movement. These losses offset a portion of the Partnership's gains experienced during the first three quarters of the year. Total expenses for the period were $4,597,173, resulting in net income of $5,024,273. The value of an individual Unit in the Partnership increased from $1,967.64 at December 31, 1994 to $2,193.32 at September 30, 1995.


For the Quarter and Nine Months Ended September 30, 1994
For the quarter ended September 30, 1994, the Partnership's total trading losses net of interest income were $1,895,481. During the third quarter, the Partnership posted a loss in Net Asset Value per Unit. The most significant trading losses were recorded in the currency markets from transactions involving the Japanese yen during July and August. Additional trading losses were recorded in the financial, metals and energy markets as a result of overall trendless price movement in these markets throughout the quarter. The majority of these losses were recorded from transactions involving U.S. and European interest rate futures, precious metals and crude oil. Trading gains in the international markets from trading coffee, and in the agricultural markets from trading wheat and soybean products, offset a portion of overall Fund losses for
the third quarter.   Total expenses  for the period  were
$1,667,140, resulting in a net loss of $3,562,621. The value of an individual Unit in the Partnership decreased from $2,100.89 at June 30, 1994 to $1,960.84 at September 30, 1994.

For the nine months ended September 30, 1994, the Partnership's total trading losses net of interest income were $789,180. During the first nine months, the Partnership posted a net loss in Net Asset Value per Unit. The Partnership posted losses during the first nine months of 1994 primarily from trading in the currency markets. Specifically, the short-term volatile movement of the value of the Japanese yen resulted in the Fund's most significant
losses  within  the  currency sector.   The Partnership also posted
losses during this period from trendless price movement in each of the financial, metals and agricultural markets. Trading gains resulting from a significant increase in coffee prices reduced overall losses for the Fund during the first nine months of the
year.   Total expenses for the period were $5,110,988, resulting in a net loss of $5,900,168. The value of an individual Unit in the Partnership decreased from $2,187.31 at December 31, 1993 to $1,960.84 at September 30, 1994.

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




                                       Dean Witter Cornerstone Fund III
                                            (Registrant)

                                       By: Demeter Management Corporation
                                           (General Partner)

November 13, 1995                      By: /s/ Patti L. Behnke
                                               Patti L. Behnke
                                               Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.