Form 10-Q
period 1996-03-31
WITTER DEAN CORNERSTONE FUND III
filed 1996-05-08
CIK 737000

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q

[X]     Quarterly report pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
For the period ended March 31, 1996 or

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

Yes    X       No

                 DEAN WITTER CORNERSTONE FUND III

               INDEX TO QUARTERLY REPORT ON FORM 10-Q

                           March 31, 1996

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition
     March 31, 1996 (Unaudited) and December 31, 1995...........2

     Statements of Operations for the Quarters Ended
     March 31, 1996 and 1995 (Unaudited)........................3

     Statements of Changes in Partners' Capital for the
     Quarters Ended March 31, 1996 and 1995 (Unaudited).........4

     Statements of Cash Flows for the Quarters Ended
     March 31, 1996 and 1995 (Unaudited)........................5

     Notes to Financial Statements (Unaudited)................6-9

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations..............10-13

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K................... 14

                       DEAN WITTER CORNERSTONE FUND III
                      STATEMENTS OF FINANCIAL CONDITION

                                                                     March 31,              December 31,
                                                                       1996                     1995
                                                                         $                        $
                                                                    (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
   Cash                                                              38,188,403                42,294,365
   Net unrealized gain on open contracts                              1,302,524                 5,578,294

   Total Trading Equity                                              39,490,927                47,872,659

   Interest receivable (DWR)                                            129,771                   159,680
   Receivable from DWR                                                  104,533                   124,456

   Total Assets                                                      39,725,231                48,156,795


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Redemptions payable                                                  534,432                   639,349
   Common administrative expenses payable                               171,929                   222,036
   Accrued management fees                                              130,993                   158,630
   Accrued brokerage commissions (DWR)                                  105,778                   166,128
   Accrued transaction fees and costs                                    18,530                    20,978

   Total Liabilities                                                    961,662                 1,207,121


Partners' Capital

   Limited Partners (17,599.592 and
    18,332.818 Units, respectively)                                  37,939,860                45,991,101
   General Partner (382.103 Units)                                      823,709                   958,573

   Total Partners' Capital                                           38,763,569                46,949,674

   Total Liabilities and Partners' Capital                           39,725,231                48,156,795


NET ASSET VALUE PER UNIT                                               2,155.72                  2,508.68

                 The accompanying footnotes are an integral part
                        of these financial statements.

                       DEAN WITTER CORNERSTONE FUND III
                          STATEMENTS OF OPERATIONS
                                (Unaudited)


                                                                  For the Quarters Ended March 31,

                                                                     1996                  1995
                                                                       $                     $
REVENUES
   Trading profit (loss):
        Realized                                                   (1,228,640)            3,833,272
        Net change in unrealized                                   (4,275,770)              145,188

          Total Trading Results                                    (5,504,410)            3,978,460

        Interest Income (DWR)                                         433,617               526,023

          Total Revenues                                           (5,070,793)            4,504,483


EXPENSES

        Brokerage commissions (DWR)                                   875,286             1,221,133
        Management fees                                               424,415               452,182
        Transaction fees and costs                                    115,411               115,690
        Common administrative expenses                                  4,533                21,158

          Total Expenses                                            1,419,645             1,810,163

NET INCOME (LOSS)                                                  (6,490,438)            2,694,320


NET INCOME (LOSS) ALLOCATION:
        Limited Partners                                           (6,355,574)            2,648,170
        General Partner                                              (134,864)               46,150


NET INCOME (LOSS) PER UNIT:
        Limited Partners                                              (352.96)               120.78
        General Partner                                               (352.96)               120.78



                  The accompanying footnotes are an integral part
                            of these financial statements.


                         DEAN WITTER CORNERSTONE FUND III
                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                For the Quarters Ended March 31, 1996 and 1995
                                  (Unaudited)



                                               Units of
                                              Partnership         Limited          General
                                               Interest          Partners          Partner           Total
Partners' Capital
  December 31, 1994                            23,887.701      $46,250,611         $751,842       $47,002,453

Offering of Units                                  21.629           40,000                -            40,000

Net Income                                              -        2,648,170           46,150         2,694,320

Redemptions                                    (1,515.278)      (2,968,543)               -        (2,968,543)

Partners' Capital
  March 31, 1995                               22,394.052      $45,970,238         $797,992       $46,768,230



Partners' Capital
  December 31, 1995                            18,714.921      $45,991,101         $958,573       $46,949,674

Net Loss                                                -       (6,355,574)        (134,864)       (6,490,438)

Redemptions                                      (733.226)      (1,695,667)               -        (1,695,667)

Partners' Capital
  March 31, 1996                               17,981.695      $37,939,860         $823,709       $38,763,569






               The accompanying footnotes are an integral part
                       of these financial statements.


                      DEAN WITTER CORNERSTONE FUND III
                          STATEMENTS OF CASH FLOWS
                                 (Unaudited)





                                                                  For the Quarters Ended March 31,

                                                                     1996                  1995
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                               (6,490,438)            2,694,320
   Noncash item included in net income (loss):
        Net change in unrealized                                    4,275,770              (145,188)

   Decrease in operating assets:
        Interest receivable (DWR)                                      29,909                 8,920
        Receivable from DWR                                            19,923                97,305

   Increase (decrease) in operating liabilities:
        Common administrative expenses payable                        (50,107)               21,158
        Accrued brokerage commissions (DWR)                           (60,350)              (32,874)
        Accrued management fees                                       (27,637)                1,926
        Accrued transaction fees and costs                             (2,448)               14,139

   Net cash provided by (used for) operating activities            (2,305,378)            2,659,706


CASH FLOWS FROM FINANCING ACTIVITIES

   Offering of units                                                        -                40,000
   Increase (decrease) in redemptions payable                        (104,917)              811,876
   Redemptions of units                                            (1,695,667)           (2,968,543)

   Net cash used for financing activities                          (1,800,584)           (2,116,667)


   Net increase (decrease) in cash                                 (4,105,962)              543,039

   Balance at beginning of period                                  42,294,365            42,884,780

   Balance at end of period                                        38,188,403            43,427,819





                                The accompanying footnotes are an integral part
                                        of these financial statements.

               DEAN WITTER CORNERSTONE FUND III
                 NOTES TO FINANCIAL STATEMENTS
                       (Unaudited)

The financial statements include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition. The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 1995 Annual Report on Form 10-K.

1. Organization
Dean Witter Cornerstone Fund III (the "Partnership") is a limited partnership organized to engage in the speculative trading of commodity futures contracts and forward contracts on foreign currencies. The Partnership is one of the Dean Witter Cornerstone Funds, comprised of Dean Witter Cornerstone Fund II, Dean Witter Cornerstone Fund III, and Dean Witter Cornerstone Fund IV. The General Partner for the Partnership is Demeter Management Corporation (the "General Partner"). The commodity broker is Dean Witter Reynolds Inc. ("DWR"). The trading advisors who make all trading decisions for the Partnership are Computerized Commodity Advisory, Inc. and Sunrise Capital Management. Both the General Partner and DWR are wholly owned subsidiaries of Dean Witter, Discover & Co.

                DEAN WITTER CORNERSTONE FUND III
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)



2. Related Party Transactions
The Partnership's cash is on deposit with DWR in commodity trading accounts to meet margin requirements as needed. DWR pays interest on these funds based on current 13-week U.S. Treasury Bill rates. Brokerage expenses incurred by the Partnership are paid to DWR.

3. Financial Instruments
The Partnership trades futures and forward contracts in interest rates, stock indices, commodities, currencies, petroleum and precious metals. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility. At March 31, 1996, open contracts were:

                                           Contract or
                                          Notional Amount
                                                $
Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase                  17,420,000
   Commitments to Sell                     139,377,000
 Commodity Futures:
   Commitments to Purchase                  67,656,000
   Commitments to Sell                       2,751,000
 Foreign Futures:
   Commitments to Purchase                  34,992,000
   Commitments to Sell                      49,953,000

                   DEAN WITTER CORNERSTONE FUND III
             NOTES TO FINANCIAL STATEMENTS (CONTINUED)



A portion of the amounts indicated as off-balance-sheet risk in forward currency contracts is due to offsetting forward commitments to purchase and sell the same currency on the same date in the future. These commitments are economically offsetting, but are not offset in the forward market until the settlement date.



The unrealized gain on open contracts is reported as a component of "Equity in Commodity futures trading accounts" on the Statement of Financial Condition and totaled $1,302,524 at March 31, 1996 and related entirely to exchange-traded futures contracts.

Exchange-traded futures contracts held by the Partnership at March 31, 19965 mature through December 1996. The contract amounts in the above table represent the Partnership's extent of involvement in the particular class of financial instrument, but not the credit risk associated with counterparty nonperformance. The credit risk associated with these instruments is limited to the amounts reflected in the Partnership's Statements of Financial Condition.

                   DEAN WITTER CORNERSTONE FUND III
                 NOTES TO FINANCIAL STATEMENTS (CONCLUDED)




The Partnership also has credit risk because the sole counterparty, with respect to most of the Partnership's assets is DWR. Exchange-traded futures contracts are marked to market on a daily basis, with variations in value settled on a daily basis. DWR, as the futures commission merchant for all of the Partnership's exchange-traded futures contracts, is required pursuant to regulations of the Commodity Futures Trading Commission to segregate from its own assets and for the sole benefit of its commodity customers all funds held by DWR with respect to exchange-traded futures contracts including an amount equal to the net unrealized gain on all open futures contracts, which funds totaled $39,490,927 at March 31, 1996.

For the quarter ended March 31, 1996, the average fair value of financial instruments held for trading purposes was as follows:
                                      Assets      Liabilities
                                        $              $
Exchange-Traded Contracts:
  Financial Futures               142,334,000     78,196,000
  Commodity Futures                99,478,000     10,049,000
  Foreign Futures                 104,658,000     38,521,000

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

Results of Operations
For the Quarter Ended March 31, 1996
For the quarter ended March 31, 1996 the Partnership's total trading losses net of interest income were $5,070,793. During the first quarter, the Partnership posted a loss in Net Asset Value per Unit. The most significant losses were recorded in global interest rate futures and currency trading during February. In financial futures, long positions in U.S., European and Australian bond futures, which had been profitable for the Partnership during January, experienced losses as global bond futures prices moved sharply lower. Losses were also recorded in the currency markets during February as short positions in the Japanese yen, Swiss franc, German mark and British pound experienced losses due to a sudden increase in the value of the yen and most major European currencies versus the U.S. dollar. Trendless price movement in several traditional commodities markets, such as metals, soft commodities and energy futures, resulted in additional losses during February. During March, the Fund recorded small losses as short-term price volatility was experienced in global financial and base metals futures. A portion of these losses was offset by profits recorded during January from long global bond futures positions, as interest rate futures prices increased, and from short positions in the Japanese yen, as the value of the yen decreased relative to the U.S. dollar. Additional trading gains were recorded from long positions in corn futures as corn prices moved higher during February and March. Total expenses for the period were $1,419,645, resulting in a net loss of $6,490,438. The value of an individual Unit in the Partnership decreased from $2,508.68 at December 31, 1995 to $2,155.72 at March 31, 1996.

For the Quarter Ended March 31, 1995
For the quarter ended March 31, 1995, the Partnership's total trading gains including interest income were $4,504,483. During the first quarter, the Partnership posted a gain in Net Asset Value per Unit. The most significant gains were recorded during February and March as a result of trading in the currency markets as the value of the U.S. dollar decreased versus most world currencies, specifically the German mark, Japanese yen and Swiss franc. Additional gains were recorded in the financial futures markets as a result of trading Japanese and European interest rate futures during the quarter. Smaller profits were experienced from trading cotton as prices moved higher during February. Smaller trading losses were experienced in the metals markets from trading gold, aluminum and nickel in March and in the international markets from trading sugar, coffee and cocoa during the quarter. Additional losses recorded from trading soybean products and heating and crude oil offset a portion of overall Fund gains during the quarter. Total expenses for the period were $1,810,163, resulting in a net gain of $2,694,320. The value of an individual Unit in the Partnership increased from $1,967.64 at December 31, 1994 to $2,088.42 at March 31, 1995.

                 PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K
        A)  Exhibits.
            None.
        B)  Reports on Form 8-K. - None.

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




                                   Dean Witter Cornerstone Fund III
                                        (Registrant)

                                   By: Demeter Management Corporation
                                       (General Partner)

May 8, 1996                        By: /s/ Patti L. Behnke
                                           Patti L. Behnke
                                           Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.