Form 10-Q
period 1996-06-30
WITTER DEAN CORNERSTONE FUND III
filed 1996-08-13
CIK 737000

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                                 FORM 10-Q

[X]       Quarterly report pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
For the period ended June 30, 1996 or

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

                                      June 30, 1996

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

      Statements of Financial Condition
      June 30, 1996 (Unaudited) and December 31, 1995............2

      Statements of Operations for the Quarters Ended
      June 30, 1996 and 1995 (Unaudited).........................3

      Statements of Operations for the Six Months Ended
      June 30, 1996 and 1995 (Unaudited).........................4

      Statements of Changes in Partners' Capital for the
      Six Months Ended June 30, 1996 and 1995 (Unaudited)........5

      Statements of Cash Flows for the Six Months Ended
      June 30, 1996 and 1995 (Unaudited).........................6


      Notes to Financial Statements (Unaudited)...............7-10

Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations..............11-16

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K................... 17

                                                 DEAN WITTER CORNERSTONE FUND III
                                                 STATEMENTS OF FINANCIAL CONDITION


                                                                                 June 30,                    December 31,
                                                                                   1996                          1995
                                                                                     $                             $
                                                                                (Unaudited)
ASSETS
Equity in commodity futures trading accounts:
   Cash                                                                          39,629,167                      42,294,365
   Net unrealized gain on open contracts                                            202,859                       5,578,294

   Total Trading Equity                                                          39,832,026                      47,872,659

   Receivable from DWR                                                              160,667                         159,680
   Interest receivable (DWR)                                                        136,274                         124,456

   Total Assets                                                                  40,128,967                      48,156,795


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Redemptions payable                                                              596,153                         639,349
   Common administrative expenses payable                                           165,182                         222,036
   Accrued management fees                                                          132,583                         158,630
   Accrued brokerage commissions (DWR)                                               40,543                         166,128
   Accrued transaction fees and costs                                                15,712                          20,978

   Total Liabilities                                                                950,173                       1,207,121


Partners' Capital

   Limited Partners (16,838.237 and
    18,332.818 Units, respectively)                                              38,309,454                      45,991,101
   General Partner (382.103 Units)                                                  869,340                         958,573

   Total Partners' Capital                                                       39,178,794                      46,949,674

   Total Liabilities and Partners' Capital                                       40,128,967                      48,156,795


NET ASSET VALUE PER UNIT                                                           2,275.15                        2,508.68


                                          The accompanying footnotes are an integral part
                                                  of these financial statements.

                                                 DEAN WITTER CORNERSTONE FUND III
                                                     STATEMENTS OF OPERATIONS
                                                            (Unaudited)




                                                                                  For the Quarters Ended June 30,

                                                                              1996                         1995
                                                                                $                            $
REVENUES
   Trading profit (loss):
         Realized                                                           4,107,491                    8,003,588
         Net change in unrealized                                          (1,099,665)                  (3,928,861)

            Total Trading Results                                           3,007,826                    4,074,727

         Interest Income (DWR)                                                418,859                      558,636

            Total Revenues                                                  3,426,685                    4,633,363


EXPENSES

         Brokerage commissions (DWR)                                          767,070                      808,499
         Management fees                                                      405,751                      481,671
         Transaction fees and costs                                            91,860                      168,113
         Common administrative expenses                                         4,824                            -

            Total Expenses                                                  1,269,505                    1,458,283

NET INCOME                                                                  2,157,180                    3,175,080


NET INCOME ALLOCATION

         Limited Partners                                                   2,111,549                    3,120,117
         General Partner                                                       45,631                       54,963


NET INCOME PER UNIT

         Limited Partners                                                      119.43                       143.84
         General Partner                                                       119.43                       143.84

                                          The accompanying footnotes are an integral part
                                                  of these financial statements.

                                                 DEAN WITTER CORNERSTONE FUND III
                                                     STATEMENTS OF OPERATIONS
                                                              (Unaudited)





                                                                               For the Six Months Ended June 30,

                                                                              1996                         1995
                                                                                $                            $
REVENUES
   Trading profit (loss):
         Realized                                                           2,878,851                   11,836,860
         Net change in unrealized                                          (5,375,435)                  (3,783,673)

            Total Trading Results                                          (2,496,584)                   8,053,187

         Interest Income (DWR)                                                852,476                    1,084,659

            Total Revenues                                                 (1,644,108)                   9,137,846


EXPENSES

         Brokerage commissions (DWR)                                        1,642,356                    2,029,632
         Management fees                                                      830,166                      933,853
         Transaction fees and costs                                           207,271                      283,803
         Administrative expenses                                                9,357                       21,158

            Total Expenses                                                  2,689,150                    3,268,446

NET INCOME (LOSS)                                                          (4,333,258)                   5,869,400


NET INCOME (LOSS) ALLOCATION

         Limited Partners                                                  (4,244,025)                   5,768,287
         General Partner                                                      (89,233)                     101,113


NET INCOME (LOSS) PER UNIT

         Limited Partners                                                      (233.53)                     264.62
         General Partner                                                       (233.53)                     264.62


                                          The accompanying footnotes are an integral part
                                                  of these financial statements.


                                                 DEAN WITTER CORNERSTONE FUND III
                                            STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                          For the Six Months Ended June 30, 1996 and 1995
                                                            (Unaudited)




                                                        Units of
                                                       Partnership           Limited             General
                                                        Interest            Partners             Partner              Total

Partners' Capital
  December 31, 1994                                    23,887.701         $46,250,611          $ 751,842            $47,002,453

Continuous Offering                                        21.629              40,000                  -                 40,000

Net Income                                                      -           5,768,287            101,113              5,869,400

Redemptions                                            (2,859.633)         (5,923,354)                 -             (5,923,354)

Partners' Capital
  June 30, 1995                                        21,049.697         $46,135,544          $ 852,955            $46,988,499





Partners' Capital
  December 31, 1995                                    18,714.921         $45,991,101         $  958,573            $46,949,674

Net Loss                                                        -          (4,244,025)           (89,233)            (4,333,258)

Redemptions                                            (1,494.581)         (3,437,622)                  -            (3,437,622)

Partners' Capital
  June 30, 1996                                        17,220.340         $38,309,454           $869,340            $39,178,794





                       The accompanying footnotes are an integral part
                               of these financial statements.

                                                 DEAN WITTER CORNERSTONE FUND III
                                                     STATEMENTS OF CASH FLOWS
                                                             (Unaudited)





                                                                                For the Six Months Ended June 30,

                                                                               1996                        1995
                                                                                 $                           $
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                         (4,333,258)                 5,869,400
   Noncash item included in net income (loss):
         Net change in unrealized                                             5,375,435                  3,783,673

   (Increase) decrease in operating assets:
         Receivable from DWR                                                       (987)                    30,781
         Interest receivable (DWR)                                              (11,818)                    11,255

   Increase (decrease) in operating liabilities:
         Common administrative expenses payable                                 (56,854)                   (26,829)
         Accrued management fees                                                (26,047)                       243
         Accrued brokerage commissions (DWR)                                   (125,585)                   (55,244)
         Accrued transaction fees and costs                                      (5,266)                    13,287

   Net cash provided by operating activities                                    815,620                  9,626,566


CASH FLOWS FROM FINANCING ACTIVITIES

   Offering of units                                                                   -                    40,000
   Increase (decrease) in redemptions payable                                   (43,196)                    86,700
   Redemptions of units                                                      (3,437,622)                (5,923,354)

   Net cash used for financing activities                                    (3,480,818)                (5,796,654)


   Net increase (decrease) in cash                                           (2,665,198)                 3,829,912

   Balance at beginning of period                                            42,294,365                 42,884,780

   Balance at end of period                                                  39,629,167                 46,714,692



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

1. Organization
Dean Witter Cornerstone Fund III (the "Partnership") is a limited partnership organized to engage in the speculative trading of commodity futures contracts and forward contracts on foreign currencies. The Partnership is one of the Dean Witter Cornerstone Funds, comprised of Dean Witter Cornerstone Fund II, Dean Witter Cornerstone Fund III, and Dean Witter Cornerstone Fund IV. The trading managers who make all trading decisions for the Partnership are Computerized Commodity Advisory, Inc. and Sunrise Commodities, Inc. Both Demeter Management Corporation (the "General Partner") and the commodity broker, Dean Witter Reynolds Inc. ("DWR") are wholly owned subsidiaries of Dean Witter, Discover & Co.

2. Related Party Transactions
The Partnership's cash is on deposit with DWR in commodity trading accounts to meet margin requirements as needed. DWR pays interest on these funds based on current 13-week U.S. Treasury Bill rates. Brokerage expenses incurred by the Partnership are paid to DWR.

DEAN WITTER CORNERSTONE FUND III
NOTES TO FINANCIAL STATEMENTS (CONTINUED)




3. Financial Instruments
The Partnership trades futures and forward contracts in interest rates, stock indices, commodities, currencies, petroleum and precious metals. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility. At June 30, 1996, open contracts were:

                                          Contract or
                                        Notional Amount
                                               $
Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase                 14,740,000
   Commitments to Sell                     72,652,000
 Commodity Futures:
   Commitments to Purchase                  6,076,000
 Foreign Futures:
   Commitments to Purchase                 20,334,000
   Commitments to Sell                     26,516,000

DEAN WITTER CORNERSTONE FUND III
NOTES TO FINANCIAL STATEMENTS (CONTINUED)



The unrealized gain on open contracts is reported as a component of "Equity in Commodity futures trading accounts" on the Statement of Financial Condition and totaled $202,859 at June 30, 1996 and are related entirely to exchange-traded futures contracts. Exchange-traded futures contracts held by the Partnership at June 30, 1996 mature through October 1996. The contract amounts in the above table represent the Partnership's extent of involvement in the particular class of financial instrument, but not the credit risk associated with counterparty nonperformance. The credit risk associated with these instruments is limited to the amounts reflected in the Partnership's Statements of Financial Condition.

The Partnership also has credit risk because DWR acts as the futures commission merchant or the sole counterparty, with respect to most of the Partnership's assets. Exchange-traded futures contracts are marked to market on a daily basis, with variations in value settled on a daily basis. DWR, as the futures commission merchant for all of the Partnership's exchange-traded-futures contracts, is required pursuant to regulations of the Commodity Futures Trading Commission to segregate from its own assets and for the sole benefit of its commodity customers, all funds held by DWR with respect to exchange-traded futures contracts including an amount equal to the net unrealized gain on all open futures contracts, which funds totaled $39,832,026 at June 30, 1996.

                DEAN WITTER CORNERSTONE FUND III
            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)



For the quarter ended June 30 1996, the average fair value of financial instruments held for trading purposes was as follows:

                                    Assets          Liabilities
                                      $                   $

Exchange-Traded Contracts:
  Financial Futures               102,597,000        89,415,000
  Commodity Futures                72,416,000         7,591,000
  Foreign Futures                  90,259,000        54,883,000



4.  Subsequent Event

Effective July 1, 1996, CCA Capital Management Inc. was removed as the advisor to the Partnership and replaced by Abraham Trading Company and Welton Investment Systems Corporation. Effective September 1, 1996, maximum total brokerage commissions and transaction fees chargeable to the Partnership will be capped at
 .65% per month of adjusted Net Assets as defined in the Limited Partnership Agreement.

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

The Partnership's investment in commodity futures, forward contracts and other commodity interests may be illiquid. If the price for a futures contract for a particular commodity has increased or decreased by an amount equal to the "daily limit," positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Partnership from promptly liquidating its commodity futures positions.

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


Capital Resources The Partnership does not have, nor does it expect to have, any capital assets. Redemptions and exchanges of Units in the future will impact the amount of funds available for investments in commodity futures contracts and other commodity interests. As redemptions are at the discretion of the Limited Partners, it is not possible to estimate the amount and therefore, the impact of future redemptions.

Results of Operations
For the Quarter and Six Months Ended June 30, 1996
For the quarter ended June 30, 1996, the Partnership's total trading revenues including interest income were $3,426,685. During the second quarter, the Partnership posted an increase in Net Asset Value per Unit. The most significant gains were recorded during April as long corn and wheat futures positions profited from an upward move in prices. Additional gains were recorded in corn futures during May as prices continued to increase early in the month. In currency trading, gains were recorded from short Swiss franc positions during April and May as the value of the Swiss franc moved lower versus the U.S. dollar and other world currencies. In the energy markets, long positions in crude oil and natural gas futures profited during the quarter as prices moved higher. Gains were also recorded from short position in copper futures during June as prices plunged on news of significant losses incurred by Sumitomo Corporation. These gains were partially offset by losses recorded in financial futures trading as non-U.S. interest rate futures, particularly Japanese and Australian interest rate futures, experienced trendless price movement throughout the quarter. Smaller losses were recorded in soft commodities as coffee prices were choppy during May. Total expenses for the quarter were $1,269,505, resulting in net income of $2,157,180. The value of an individual Unit in the Partnership increased from $2,155.72 at March 31, 1996 to $2,275.15 at June 30, 1996.

For the six months ended June 30, 1996, the Partnership's total trading revenues net of interest income were $3,426,685. During the first half of the year, the Partnership posted a decrease in Net Asset Value per Unit. The most significant losses were recorded in financial futures during February as long positions in global interest rate futures, which had been profitable for the Partnership during January, experienced a dramatic downward price move. Smaller losses were recorded in non-U.S. interest rate futures during March, as well as a majority of the second quarter, as short-term volatile price movement followed. Additionally, losses were recorded in soft commodities and base metals futures as prices moved in a choppy pattern during the first quarter. These losses were partially offset by gains recorded in agricultural futures as long corn future positions profited as prices moved higher between February and May. Gains were also recorded in the currency markets as short positions in the Japanese yen profited during January as the value of the yen moved lower versus the U.S. dollar. Smaller profits were recorded from short Swiss franc positions as its value declined versus other major currencies during April and May. Gains recorded during the second quarter from long crude oil and natural gas futures positions also helped to mitigate a portion of the losses recorded during the first half of the year. Total expenses for the period were $2,689,150, resulting in a net loss of $4,333,258. The value of an individual Unit in the Partnership decreased from $2,508.68 at December 31, 1995 to $2,275.15 at June 30, 1996.

For the Quarter and Six Months Ended June 30, 1995
For the quarter ended June 30, 1995, the Partnership's total trading revenues including interest income were $4,633,363. During the second quarter, the Partnership posted an increase in Net Asset Value per Unit. The most significant trading gains were recorded in global interest rate futures during April and May. As bond prices moved higher globally, the Partnership was able to take advantage of the resulting trends and record trading gains from U.S. Treasury bond and Treasury note futures, as well as from Japanese government bond, Australian bond and European bond futures. Smaller gains were experienced from trading Nikkei and S&P 500 stock index futures. Gains in June from trading wheat and coffee futures also contributed to the overall Partnership gains, although losses in soybean products, livestock and cotton resulted in net losses for the agricultural and soft commodities complexes. April's losses in the agricultural and soft commodities markets, were coupled with losses recorded in metals and energy futures. These losses offset a portion of the Partnership's overall gains
for the quarter.   Total expenses  for the period  were $1,458,283,
resulting in net income of $3,175,080. The value of an individual Unit in the Partnership increased from $2,088.42 at March 31, 1995 to $2,232.26 at June 30, 1995.

For the six months ended June 30, 1995, the Partnership's total trading revenues including interest income were $9,137,846. During the first six months, the Partnership posted an increase in Net Asset Value per Unit. The most significant trading gains were recorded in global interest rate futures, as bond prices trended higher between February and May. Gains in U.S., Japanese, Australian and European interest rate futures resulted in strong gains for the Partnership. Gains were recorded in currency trading, as the U.S. dollar weakened versus the Japanese yen and a majority of the major European currencies during February, March and April. Smaller gains were also recorded throughout the first half in Nikkei and S&P 500 stock index futures. Trading losses recorded in the soybean products, aluminum, gold, cotton, pork bellies, crude oil and heating oil offset a portion of the overall gains experienced by the Partnership during the first half of the
year.   Total expenses for the period were $3,268,446, resulting in net income of $5,869,400. The value of an individual Unit in the Partnership increased from $1,967.64 at December 31, 1994 to $2,232.26 at June 30, 1995.

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




                                    Dean Witter Cornerstone Fund III
                                         (Registrant)

                                    By: Demeter Management Corporation
                                        (General Partner)

August 13, 1996                     By: /s/ Patti L. Behnke
                                            Patti L. Behnke
                                            Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.