Form 10-Q/A
period 1996-06-30
WITTER DEAN CORNERSTONE FUND III
filed 1996-08-19
CIK 737000

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


      Notes to Financial Statements (Unaudited)...............7-10

Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations..............11-16

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K................... 17

                                                 DEAN WITTER CORNERSTONE FUND III
                                                 STATEMENTS OF FINANCIAL CONDITION


                                                                                 June 30,                    December 31,
                                                                                   1996                          1995
                                                                                     $                             $
                                                                                (Unaudited)
ASSETS
Equity in commodity futures trading accounts:
   Cash                                                                          39,629,167                      42,294,365
   Net unrealized gain on open contracts                                            202,859                       5,578,294

   Total Trading Equity                                                          39,832,026                      47,872,659

   Receivable from DWR                                                              160,667                         124,456
   Interest receivable (DWR)                                                        136,274                         159,680

   Total Assets                                                                  40,128,967                      48,156,795


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Redemptions payable                                                              596,153                         639,349
   Common administrative expenses payable                                           165,182                         222,036
   Accrued management fees                                                          132,583                         158,630
   Accrued brokerage commissions (DWR)                                               40,543                         166,128
   Accrued transaction fees and costs                                                15,712                          20,978

   Total Liabilities                                                                950,173                       1,207,121


Partners' Capital

   Limited Partners (16,838.237 and
    18,332.818 Units, respectively)                                              38,309,454                      45,991,101
   General Partner (382.103 Units)                                                  869,340                         958,573

   Total Partners' Capital                                                       39,178,794                      46,949,674

   Total Liabilities and Partners' Capital                                       40,128,967                      48,156,795


NET ASSET VALUE PER UNIT                                                           2,275.15                        2,508.68


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

                                                 DEAN WITTER CORNERSTONE FUND III
                                                     STATEMENTS OF CASH FLOWS
                                                             (Unaudited)





                                                                                For the Six Months Ended June 30,

                                                                               1996                        1995
                                                                                 $                           $
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                         (4,333,258)                 5,869,400
   Noncash item included in net income (loss):
         Net change in unrealized                                             5,375,435                  3,783,673

   (Increase) decrease in operating assets:
         Receivable from DWR                                                    (36,211)                    30,781
         Interest receivable (DWR)                                               23,406                     11,255

   Increase (decrease) in operating liabilities:
         Common administrative expenses payable                                 (56,854)                   (26,829)
         Accrued management fees                                                (26,047)                       243
         Accrued brokerage commissions (DWR)                                   (125,585)                   (55,244)
         Accrued transaction fees and costs                                      (5,266)                    13,287

   Net cash provided by operating activities                                    815,620                  9,626,566


CASH FLOWS FROM FINANCING ACTIVITIES

   Offering of units                                                                   -                    40,000
   Increase (decrease) in redemptions payable                                   (43,196)                    86,700
   Redemptions of units                                                      (3,437,622)                (5,923,354)

   Net cash used for financing activities                                    (3,480,818)                (5,796,654)


   Net increase (decrease) in cash                                           (2,665,198)                 3,829,912

   Balance at beginning of period                                            42,294,365                 42,884,780

   Balance at end of period                                                  39,629,167                 46,714,692



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