Form 10-K
period 1996-12-31
WITTER DEAN CORNERSTONE FUND III
filed 1997-03-27
CIK 737000

UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549

                                          FORM 10-K

[X]    Annual report pursuant to Section 13 or 15 (d) of the Securities
Exchange Act of 1934 [Fee Required]
For the fiscal year ended December 31, 1996 or

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

c/o Demeter Management Corporation
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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10K. [ X ]

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which units were sold, or the average bid and asked prices of such units, as of a specified date within 60 days prior to the date of filing: $42,276,458.90 at January 31, 1997.
                             DOCUMENTS INCORPORATED BY REFERENCE
                                        (See Page 1)
                          DEAN WITTER CORNERSTONE FUND III
                         INDEX TO ANNUAL REPORT ON FORM 10-K
                                  DECEMBER 31, 1996


                                                                Page No.



DOCUMENTS INCORPORATED BY REFERENCE. . . . . . . . . . . . . . . . .  1


Part I .

   Item    1.  Business. . . . . . . . . . . . . . . . . . . . . . . .2-3

   Item    2.  Properties. . . . . . . . . . . . . . . . . . . . . . .  4

   Item    3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . 4-5

   Item    4.  Submission of Matters to a Vote of Security Holders  . . 5


Part II.

   Item    5.  Market for the Registrant's Partnership Units and
               Related Security Holder Matters . . . . . . . . . . . .  6

   Item    6.  Selected Financial Data . . . . . .. . . . . . . . . .   7

   Item    7.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations. . . . . . . . . .8-13

   Item    8.  Financial Statements and Supplementary Data. . . . . .  13

   Item    9.  Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure. . . . . . . . . . .14

Part III.

   Item   10.  Directors, Executive Officers, Promoters and
               Control Persons of the Registrant . . . . . . . . . . 15-18

   Item   11.  Executive Compensation . . . . . . . . . . . . . . . .   18

   Item   12.  Security Ownership of Certain Beneficial Owners
               and Management . . . . . . . . . . . . . . . . . . . .   18

   Item   13.  Certain Relationships and Related Transactions . . . .   19

Part IV.

   Item   14.  Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K . . . . . . . . . . . . . . . . . .  20

                     DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference as follows:


       Documents Incorporated                              Part of Form 10-K

       Partnership's Registration Statement
       on Form S-1, File No. 2-88587, as                           I
       amended (including the Partnership's
       latest Prospectus dated August 28, 1996)

       Partnership's Annual Report on Form                        IV
       10-K for the fiscal year ended
       September 30, 1984, File No. 2-88587

       Partnership's Annual Report on Form                        IV
       10-K for the fiscal year ended
       September 30, 1986, File No. 2-88587

       December 31, 1996 Annual Report                          II and V
       for the Dean Witter Cornerstone Funds
       II, III and IV.
































                                       PART I
Item 1.  BUSINESS
       (a) General Development of Business. Dean Witter Cornerstone Fund III (the "Partnership") is a New York limited partnership formed to engage in the speculative trading of commodity futures contracts and other commodity interests, including, but not limited to, forward contracts on foreign currencies.
       The Partnership's net asset value per unit, as of December 31, 1996, was $2,715.51, representing an increase of 8.24 percent from the net asset value per unit of $2,508.68 at December 31, 1995.
       (b) Financial Information about Industry Segments. The Partnership's business comprises only one segment for financial reporting purposes, speculative trading of commodity futures contracts and other commodity interests. The relevant financial information is presented in Items 6 and 8.
       (c) Narrative Description of Business. The Partnership is in the business of speculative trading in futures interests, pursuant to trading instructions provided by Abraham Trading Co., Welton Investment Systems Corporation, and Sunrise Capital Management, Inc., its independent trading advisors (the "Trading Advisor(s)"). For a detailed description of the different facets of the Partnership's business, see those portions of the Partnership's latest Prospectus, dated August 28, 1996 (the "Prospectus"), filed as part of the Registration Statement on Form S-1 (see "Documents Incorporated by Reference" Page 1), set forth on the next page.

       Facets of Business
      1.  Summary                          1.  "Summary of the Prospectus"
                                                (Pages 1-9 ).

      2.  Commodity Markets                2.  "The Commodities Market"
                                                (Pages 80-84).

      3.  Partnership's Commodity          3.  Investment Program, Use of
          Trading Arrangements and             Proceeds and Trading Policies-
          Policies                             "Trading Policies" (Pages 45-
                                               47) and "The Trading Manager"
                                               (Pages 51-74).

     4.  Management of the Part-           4.  "The Cornerstone Funds" (Pages
         nership                               19-29)." The General Partner"
                                               (Pages 77-79) and "The
                                               Commodity Broker" (Pages 79-
                                               80).  "The Limited Partner-
                                               ship Agreements" (Pages 86-
                                                     90).

      5.  Taxation of the Partnership's    5.  "Material Federal Income Tax
          Limited Partners                      Considerations" and "State
                                                and Local Income Tax Aspects"
                                                (Pages 92-99).

(d)    Financial Information About Foreign and Domestic Operations and Export
       Sales.

       The Partnership has not engaged in any operations in foreign countries; however, the Partnership (through the commodity broker) enters into forward contract transactions where foreign banks are the contracting party and trades in commodity interest contracts on foreign exchanges.

Item 2.  PROPERTIES

       The executive and administrative offices are located within the offices of Dean Witter Reynolds Inc. ("DWR"). The DWR offices utilized by the Partnership are located at Two World Trade Center, 62nd Floor, New York, NY 10048.
Item 3.  LEGAL PROCEEDINGS
       On September 6, 10, and 20, 1996, similar purported class actions were filed in the Superior Court of the State of California, County of Los Angeles, on behalf of all purchasers of interests in limited partnership commodity pools sold by DWR. Named defendants include DWR, Demeter Management Corporation ("Demeter"), Dean Witter Futures & Currency Management Inc.("DWFCM"), Dean Witter, Discover & Co. ("DWD") (all such parties referred to hereafter as the "Dean Witter Parties"), the Partnership, certain other limited partnership commodity pools of which Demeter is the general partner, and certain trading advisors to those pools. Similar purported class actions were also filed on September 18 and 20, 1996, in the Supreme Court of the State of New York, New York County, and on November 14, 1996 in the Superior Court of the State of Delaware, New Castle County, against the Dean Witter Parties and certain trading advisors on behalf of all purchasers of interests in various limited partnership commodity pools, including the Partnership, sold by DWR. Generally, these complaints allege, among other things, that the defendants committed fraud, deceit, misrepresentation, breach of fiduciary duty, fraudulent and unfair business practices, unjust enrichment, and conversion in connection with the sale and operation of the various limited partnership commodity pools. The complaints seek unspecified amounts of compensatory and punitive damages and other relief.

It is possible that additional similar actions may be filed and that, in the course of these actions, other parties could be added as defendants. The Dean Witter Parties believe that they and the Partnership have strong defenses to, and they will vigorously contest, the actions. Although the ultimate outcome of legal proceedings cannot be predicted with certainty, it is the opinion of management of the Dean Witter Parties that the resolution of the actions will not have a material adverse effect on the financial condition or the results of operations of any of the Dean Witter Parties or the Partnership.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
       None.

                                      PART II

Item 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND RELATED SECURITY HOLDER MATTERS

       There is no established public trading market for the Units of Limited Partnership Interest in the Partnership. The number of holders of Units at December 31, 1996 was approximately 5,619. No distributions have been made by the Partnership since it commenced trading operations on January 2, 1985. Demeter has sole discretion to decide what distributions, if any, shall be made to investors in the Partnership. No determination has yet been made as to future distributions.
       Limited Partnership Units were registered for sale to the public in certain Canadian provinces.

Item 6.  SELECTED FINANCIAL DATA (in dollars)





                                                  For the Years Ended December 31,
                                1996           1995           1994            1993           1992


Total Revenues
(including interest)          7,585,090     16,882,940      1,307,961      4,632,967        292,863


Net Income (Loss)             2,778,204     11,031,694     (5,680,495)    (2,829,361)    (7,992,392)


Net Income (Loss)
Per Unit (Limited
& General Partners)              206.83         541.04        (219.67)       (109.91)       (286.23)


Total Assets                 43,137,470     48,156,795     48,308,274     57,323,283     61,615,811


Total Limited Partners'
Capital                      40,997,752     45,991,101     46,250,611     55,270,605     59,369,475


Net Asset Value Per
Unit of Limited
Partnership Interest           2,715.51       2,508.68       1,967.64       2,187.31       2,297.22













/TABLE

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Liquidity. The Partnership's assets are deposited in separate commodity trading accounts with DWR, the commodity broker, and are used by the Partnership as margin to engage in commodity futures contract trading. DWR holds such assets in either designated depositories or in securities approved by the Commodity Futures Trading Commission ("CFTC") for investment of customer funds. The Partnership's assets held by DWR may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in commodity futures contracts and other commodity interests, it is expected that the Partnership will continue to own such liquid assets for margin purposes.
       The Partnership's investment in commodity futures contracts and other commodity interests may be illiquid. If the price for a futures contract for a particular commodity has increased or decreased by an amount equal to the "daily limit", positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Partnership from promptly liquidating its commodity futures positions.
       There is no limitation on daily price moves in trading forward contracts on foreign currency. The markets for some world currencies have low trading volume and are illiquid which may prevent the Partnership from trading in potentially profitable markets or prevent the Partnership from promptly liquidating unfavorable positions in such markets and subjecting it to substantial losses.
       Either of these market conditions could result in restrictions on redemptions.
       Market Risk. The Partnership trades futures, options and forward contracts in interest rates, stock indices, commodities and currencies.
In entering into these contracts there exists a risk to the Partnership (market risk) that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interest positions held by the Partnership at the same time, and if the Trading Advisors were unable to offset futures interest positions of the Partnership, the Partnership could lose all of its assets and the Limited Partners would realize a 100% loss. The Partnership has established Trading Policies, which include standards for liquidity and leverage which help control market risk. Both the Trading Advisors and Demeter monitor the Partnership's trading activities on a daily basis to ensure compliance with the Trading Policies. Demeter may (under terms of the Management Agreements) override the trading instructions of a Trading Advisor to the extent necessary to comply with the Partnership's Trading Policies.
       Credit Risk. In addition to market risk, the Partnership is subject to credit risk in that a counterparty may not be able to meet its obligations to the Partnership. The counterparty of the Partnership for futures contracts traded in the United States and most foreign exchanges on which the Partnership trades is the clearinghouse associated with such exchange. In general, a clearinghouse is backed by the membership of the exchange and will act in the event of non-performance by one of its members or one of its member's customers, and as such, should significantly reduce this credit risk. In cases where the Partnership trades on exchanges where the clearinghouse is not funded or guaranteed by the membership, or where the exchange is a "principals' market" in which performance is the responsibility of the exchange member and not the exchange or a clearinghouse, or when the Partnership enters into off-exchange member and not the exchange or a clearinghouse, or when the Partnership enters into off-exchange contracts with a counterparty, the sole recourse of the Partnership will be the clearinghouse, the exchange
member or the off-exchange contract counterparty, as the case may be.   or
when the Partnership enters into off-exchange contracts with a counterparty, the sole recourse of the Partnership will be the clearinghouse or the counterparty as the case may be. With respect to futures contracts, DWR, in its business as an international commodity broker, constantly monitors the creditworthiness of the exchanges and clearing members of the foreign exchanges with which it does business for clients, including the Partnership. DWR employees also from time to time serve on supervisory or management committees of such exchanges. If DWR believed that there was a problem with the creditworthiness of an exchange on which the Partnership deals, it would so advise Demeter. With respect to exchanges of which DWR is not a member, DWR acts only through clearing brokers it has determined to be creditworthy. If DWR believed that a clearing broker with which it deals on behalf of clients were not creditworthy, it would terminate its relationship with such broker.
       While DWR monitors the creditworthiness and risks involved in dealing on the various exchanges (and their clearinghouses) and with other exchange members, there can be no assurance that an exchange (or its clearinghouse) or other exchange member will be able to meet its obligations to the Partnership. DWR has not undertaken to indemnify the Partnership against any loss. Further, the law is unclear, particularly with respect to trading in various non-U.S. jurisdictions, as to whether DWR has any obligation to protect the Partnership from any liability in the event that an exchange or its clearinghouse or another exchange member defaults on its obligations on trades effected for the Partnership.
       Although DWR monitors the creditworthiness of the foreign exchanges and clearing brokers with which it does business for clients, DWR does not have the capability to precisely quantify the Partnership's exposure to risks inherent in its trading activities on foreign exchanges, and, as a result, the risk is not monitored by DWR on an individual client basis (including the Partnership). In this regard, DWR must clear its customer trades through one or more other clearing brokers on each exchange where DWR is not a clearing member. Such other clearing brokers calculate the net margin requirements of DWR in respect of the aggregate of all of DWR's customer positions carried in DWR's omnibus account with that clearing broker. Similarly, DWR calculates a net margin requirement for the exchange-traded futures positions of each of its customers, including the Partnership. Neither DWR nor DWR's respective clearing brokers on each foreign futures exchange calculates the margin requirements of an individual customer, such as the Partnership, in respect of the customer's aggregate contract positions on any particular exchange. With respect to forward contract trading, the Partnership trades with only those counterparties which Demeter, together with DWR, have determined to be creditworthy. As set forth in the Partnership's Trading Policies, in determining creditworthiness, Demeter and DWR consult with the Corporate Credit Department of DWR. Currently, the Partnership deals solely with
DWR as its counterparty on forward contracts. While DWR and Demeter monitor creditworthiness and risk involved in dealing on the various exchanges and with counterparties, there can be no assurance that an exchange or counterparty will be able to meet its obligations to the Partnership. See "Financial Instruments" under Notes to Financial Statements in its 1996 Annual Report to Partners, incorporated by reference in this Form 10-K.
       Capital Resources. The Partnership does not have, nor does it expect to have, any capital assets. Redemptions of additional Units in the future will impact the amount of funds available for investments in commodity futures, forward contracts on foreign currencies and other commodity interests in subsequent periods. As redemptions are at the discretion of Limited Partners, it is not possible to estimate the amount and therefore, the impact of future redemptions.
       Results of Operations. As of December 31, 1996, the Partnership's total capital was $42,035,358, a decrease of $4,914,316 from the Partnership's total capital of $46,949,674 at December 31, 1995. For the year ended December 31, 1996, the Partnership generated net income of $2,778,204, total subscriptions aggregated $8,388, and total redemptions aggregated $7,700,908.
       For the year ended December 31, 1996, the Partnership's total trading revenues including interest income were $7,585,090. The Partnership's total expenses for the year were $4,806,886 resulting in net income of $2,778,204. The value of an individual unit in the Partnership increased from $2,508.68 at December 31, 1995 to $2,715.51 at December 31, 1996.
       As of December 31, 1995, the Partnership's total capital was $46,949,674, a decrease of $52,779 from the Partnership's total capital of $47,002,453 at December 31, 1994.  For the year ended December 31,
1995, the Partnership generated net income of $11,031,694, total subscriptions aggregated $49,000, and total redemptions aggregated $11,133,473.
       For the year ended December 31, 1995, the Partnership's total trading revenues including interest income were $16,882,940. The Partnership's total expenses for the year were $5,851,246 resulting in net income of $11,031,694. The value of an individual unit in the Partnership
increased from $1,967.64 at December 31, 1994 to $2,508.68    at December
31, 1995.
       As of December 31, 1994, the Partnership's total capital was $47,002,453, a decrease of $9,154,240 from the Partnership's total capital of $56,156,693 at December 31, 1993. For the year ended December 31,
1994, the Partnership incurred a net loss of $5,680,495, total subscriptions aggregated $5,299,578, and total redemptions aggregated $8,773,323.
       For the year ended December 31, 1994, the Partnership's total trading revenues including interest income were $1,307,961. The partnership's total expenses for the year were $6,988,456 resulting in a net loss of $5,680,495. The value of an individual unit in the Partnership decreased from $2,187.31 at December 31, 1993 to $1,967.64 at December 31, 1994.
       The Partnership's overall performance record represents varied results of trading in different commodity markets. For a further description of results, refer to the letter to the Limited Partners in the accompanying 1996 Annual Report to Partners, incorporated by reference in this Form 10-K. The Partnership's gains and losses are allocated among its Limited Partners for income tax purposes.
Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
       The information required by this Item appears in the attached 1996 Annual Report to Partners and is incorporated by reference in this Annual Report on Form 10-K.
Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS OF THE REGISTRANT

General Partner
       Demeter, a Delaware corporation, was formed on August 18, 1977 to act as a commodity pool operator and is registered with the CFTC as a commodity pool operator and currently is a member of the National Futures Association ("NFA") in such capacity. Demeter is wholly-owned by DWD and is an affiliate of DWR. DWD, DWR and Demeter may each be deemed to be "promoters" and/or a "parent" of the Partnership within the meaning of the federal securities laws.
Dean Witter Reynolds Inc.
       DWR is a financial services company which provides to its individual, corporate and institutional clients services as a broker in securities and commodity interest contracts, a dealer in corporate, municipal and government securities, an investment banker, an investment adviser and an agent in the sale of life insurance and various other products and services. DWR is a member firm of the New York Stock Exchange, the American Stock Exchange, the Chicago Board Options Exchange, and other major securities exchanges, and is a clearing member of the Chicago Board of Trade, the Chicago Mercantile Exchange, the Commodity Exchange Inc., and other major commodities exchanges.
       DWR is registered with the CFTC as a futures commission merchant and is a member of the NFA in such capacity. DWR is currently servicing its clients through a network of 371 branch offices with approximately 9,080 account executives servicing individual and institutional client accounts.

Directors and Officers of the General Partner
       The directors and officers of Demeter as of December 31, 1996 are as follows:
       Richard M. DeMartini, age 44, is the Chairman of the Board and a Director of Demeter. Mr. DeMartini is also the Chairman of the Board and a Director of DWFCM, a registered commodity trading advisor. Mr.
DeMartini has served as President and Chief Operating Officer of Dean Witter Capital, a division of DWR since January 1989. From January 1988 until January 1989, Mr. DeMartini served as President and Chief Operating Officer of the Consumer Banking Division of DWD, and from May 1985 until January 1988 was President and Chief Executive Officer of the Consumer Markets Division of DWD. Mr. DeMartini currently serves as a Director of DWD and DWR, and has served as an officer of DWR for the past five years. Mr. DeMartini has been with DWD and its affiliates for 22 years.
       Mark J. Hawley, age 53, is President and a Director of Demeter. Mr. Hawley joined DWR in February 1989 and currently serves as Executive Vice President and Director of DWR's Managed Futures and Precious Metals Department. Mr. Hawley also serves as President of DWFCM. From 1978 to 1989, Mr. Hawley was a member of the senior management team at Heinold Asset Management, Inc., a commodity pool operator, and was responsible for a variety of projects in public futures funds. From 1972 to 1978, Mr. Hawley was a Vice President in charge of institutional block trading for the Mid-West at Kuhn Loeb & Co.
       Lawrence Volpe, age 49, is a Director of Demeter and DWFCM. Mr. Volpe joined DWR as a Senior Vice President and Controller in September 1983, and currently holds those positions. From July 1979 to September 1983, he was associated with E.F. Hutton & Company Inc. and prior to his departure, held the positions of First Vice President and Assistant Controller. From 1970 to July 1979, he was associated with Arthur
Anderson & Co. and prior to his departure he served as audit manager in the financial services division.
       Joseph G. Siniscalchi, age 51, is a Director of Demeter. Mr. Siniscalchi joined DWR in July 1984 as a First Vice President, Director of General Accounting. He is currently Senior Vice President and Controller of the Dean Witter Financial Division of DWR. From February 1980 to July 1984, Mr. Siniscalchi was Director of Internal Audit at Lehman Brothers Kuhn Loeb, Inc.
       Laurence E. Mollner, age 55, is a Director of Demeter. Mr. Mollner joined DWR in May 1979 as Vice President and Director of Commercial Sales. He is currently Executive Vice President and Deputy Director of the
Futures Markets Division of DWR.
       Edward C. Oelsner III, age 54, is a Director of Demeter. Mr. Oelsner joined DWR in March 1981 as a Managing Director in the Corporate Finance Department. He currently manages DWR's Retail Products Group within the Corporate Finance Department. While Mr. Oelsner has extensive experience in the securities industry, he has no experience in commodity interests trading.
       Robert E. Murray, age 36, is a Director of Demeter. Mr. Murray is currently a Senior Vice President of the DWR Managed Futures Division and is a Director and the Senior Administrative Officer of DWFCM. Mr. Murray graduated from Geneseo State University in May 1983 with a B.A. degree in Finance. Mr. Murray began at DWR in 1984 and is currently the Director of Product Development for the Managed Futures Division and is responsible for the development and maintenance of the proprietary Fund Management System utilized by Demeter and DWFCM for organizing information and producing reports for monitoring investors' accounts.
       Patti L. Behnke, age 36, is Vice President and Chief Financial Officer of Demeter. Ms. Behnke joined DWR in 1991 as Assistant Vice President of Financial Reporting and is currently First Vice President and Director of Financial Reporting and Managed Futures Accounting in the Capital Markets division of DWR. From August 1988 to September 1990, Ms. Behnke was Assistant Controller of L.F. Rothschild & Co. and from
September 1986 to August 1988, she was associated with Carteret Savings Bank as Assistant Vice President - Financial Analysis. From April 1982 to September 1986, Ms. Behnke was an auditor at Arthur Andersen & Co.
Item 11.   EXECUTIVE COMPENSATION
       The Partnership has no directors and executive officers. As a limited partnership, the business of the Partnership is managed by Demeter which is responsible for the administration of the business affairs of the Partnership but receives no compensation for such services.
Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
       (a) Security Ownership of Certain Beneficial Owners - As of December 31, 1996 there were no persons as beneficial owners of more than 5 percent of the Units of Limited Partnership Interest in the Partnership.
       (b) Security Ownership of Management - At December 31, 1996, Demeter owned 382.103 Units of General Partnership Interest representing a 2.47 percent interest in the Partnership.
       (c)    Changes in Control - None

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
       Refer to Note 2 - "Related Party Transactions" of "Notes to Financial Statements", in the accompanying 1996 Annual Report to Partners, incorporated by reference in this Form 10-K. In its capacity as the Partnership's retail commodity broker, DWR received commodity brokerage commissions (paid and accrued by the Partnership) of $2,772,496 for the year ended December 31, 1996.

                                      PART IV
Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(a)    1. Listing of Financial Statements
       The following financial statements and reports of independent public accountants, all appearing in the accompanying 1996 Annual Report to Partners, are incorporated by reference in this Form 10-K:
       - Report of Deloitte & Touche LLP, independent auditors, for the years ended December 31, 1996, 1995 and 1994.

       -      Statements of Financial Condition as of December 31, 1996 and
              1995.

       - Statements of Operations, Changes in Partners' Capital, and Cash Flows for the years ended December 31, 1996, 1995 and 1994.

       -      Notes to Financial Statements.

       With the exception of the aforementioned information and the information incorporated in Items 7, 8, and 13, the 1996 Annual Report to Partners is not deemed to be filed with this report.

       2.  Listing of Financial Statement Schedules
       No financial statement schedules are required to be filed with this report.
(b)    Reports on Form 8-K
       No reports on Form 8-K have been filed by the Partnership during the last quarter of the period covered by this report.
(c)    Exhibits
       Refer to Exhibit Index on Page E-1.

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

                                   BY:  Demeter Management Corporation,
                                          General Partner

March 24, 1997                     BY: /s/ Mark J. Hawley
                                           Mark J. Hawley, Director and
                                            President

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.

BY: /s/  Mark J. Hawley                                        March 27, 1997
          Mark J. Hawley, Director and
            President

    /s/  Richard M. DeMartini                                  March 27, 1997
          Richard M. DeMartini, Director
            and Chairman of the Board


    /s/  Lawrence Volpe                                        March 27, 1997
          Lawrence Volpe, Director


    /s/  Laurence E. Mollner                                   March 27, 1997
          Laurence E. Mollner, Director


    /s/  Joseph G. Siniscalchi                                 March 27, 1997
          Joseph G. Siniscalchi, Director


    /s/  Edward C. Oelsner III                                 March 27, 1997
          Edward C. Oelsner III, Director


    /s/  Robert E. Murray                                      March 27, 1997
          Robert E. Murray, Director


    /s/  Patti L. Behnke                                       March 27, 1997
          Patti L. Behnke, Chief Financial
            Officer and Principal Accounting
            Officer

                                       EXHIBIT INDEX

ITEM                                              METHOD OF FILING

- 3.   Limited Partnership Agreement of
       the Partnership, dated as of
       December 7, 1983, as amended as
       of May 11, 1984.                                        (1)

-10.   Management Agreement among the
       Partnership, Demeter and Sunrise
       Commodities Inc. dated as of
       November 15, 1983.                                      (2)

-10.   Management Agreement among the
       Partnership, Demeter and
       Abraham Trading Company dated as
       of July 1, 1996.                                        (5)

-10.   Management Agreement among the
       Partnership, Demeter and Welton
       Investment Systems Corporation
       date as of July 1, 1996.                                (5)

-10.   Dean Witter Cornerstone Funds
       Exchange Agreement, dated as of
       May 31, 1984.                                          (3)

-10.   Amended and Restated Customer Agreement
       between the Partnership and DWR,
       dated as of September 1, 1996.                         (4)

-13.   December 31, 1996 Annual Report to Limited Partners.   (5)



(1)    Incorporated by reference to Exhibit 3.01 to Partnership's
       Annual Report on Form 10-K for the fiscal year ended
       September 30, 1984 (File No. 0-13299).

(2) Incorporated by reference to Exhibit 10.03 to the Partnership's Annual Report on Form 10-K for the fiscal year ended September 30, 1984 (File No. 0-13299).

(3) Incorporated by reference to Exhibit 10.06 to the Partnership's Annual Report on Form 10-K for the fiscal year ended September 30, 1984 (File No. 0-13299).

(4) Incorporated by reference to Exhibit 10.01(d) Post Effective Amendment No. 23 to the Partnership's Registration Statement on Form S-1 (File No. 2-88587) filed on August 26, 1996.

(5)    Filed herewith.

MANAGEMENT AGREEMENT

       THIS AGREEMENT, made the 1st day of July, 1996 among DEAN WITTER CORNERSTONE FUND III, a New York limited partnership (the "Partnership"), DEMETER MANAGEMENT CORPORATION, a Delaware corporation (the "General Partner"), and WELTON INVESTMENT SYSTEMS CORPORATION, a California corporation (the "Trading Manager");

W I T N E S S E T H:

       WHEREAS, the Partnership has been organized to engage in speculative trading of commodities (including foreign currencies, mortgage-backed securities, money market instruments, and any other securities or items which are now or may hereafter be the subject of futures contract trading), commodity futures contracts, commodity forward contracts, foreign exchange commitments, commodity options, spot (cash) commodities and currencies, and any rights pertaining thereto (hereinafter referred to as "commodity interests"); the Trading Manager has extensive experience trading in commodity interests and is willing to provide certain services and undertake certain obligations as set forth herein;

       WHEREAS, the Partnership is a member partnership of the Dean Witter Cornerstone Funds (the "Cornerstone Funds") by entering into an agreement pursuant to which units of limited partnership interest ("Units") of such member partnerships will be sold to investors in a common offering under the Securities Act of 1933, as amended (the "Act"), pursuant to a Registration Statement on Form S-1 (No. 2-88587) (as amended from time to time, the "Registration Statement") and the Prospectus, constituting a part thereof (as amended and supplemented, the "Prospectus"), and thereafter, pursuant to which such Units can be exchanged by a limited partner of a member partnership of the Cornerstone Funds at the end of any month for Units of other member partnerships of the Cornerstone Funds at 100% of the respective Net Asset Value thereof;

       WHEREAS, the Partnership desires the Trading Manager to act as a trading manager for the Partnership and to make investment decisions with respect to commodity interests for its allocated share of the Partnership's Net Assets and the Trading Manager desires so to act; and

       WHEREAS, the Partnership, the General Partner, and the Trading Manager wish to enter into this Management Agreement which, among other things, set forth certain terms and conditions upon which the Trading Manager will conduct a portion of the Partnership's commodity interest trading;

       NOW, THEREFORE, the parties hereto hereby agree as follows:

       1.     Undertakings in Connection with the Offering of Units

       (a) The Trading Manager agrees with respect to the continuing offering of Units: (i) to make all disclosures regarding itself, its principals and affiliates, its trading performance, its trading systems, methods, and strategies (subject to the need to preserve the secrecy of proprietary information concerning such systems, methods, and strategies), any client accounts over which it has direct or indirect discretionary trading authority (other than the names of such clients), and otherwise as the Partnership may reasonably require (x) to be made in the Partnership's Prospectus required by Section 4.21 of the regulations of the CFTC, including any amendments or supplements thereto, or (y) to comply with any applicable federal or state law or rule or regulation, including those of the Securities and Exchange Commission (the "SEC"), the CFTC, the National Futures Association (the "NFA"), the National Association of Securities Dealers, Inc. (the "NASD") or any other regulatory body, exchange, or board; and (ii) otherwise to cooperate with the Partnership and the General Partner by providing information regarding the Trading Manager in connection with the preparation and filing of the Registration Statement and Prospectus, including any amendments or supplements thereto, with the SEC, CFTC, NFA, NASD, and with appropriate governmental authorities as part of making application for registration of the Units under the securities or Blue Sky laws of such jurisdictions as the Partnership may deem appropriate. As used herein, the term "principal" shall have the same meaning as defined in Section 4.10(e)(1) of the CFTC Regulations and the term "affiliate" shall mean an entity or individual (including a stockholder, director, officer, employee, or agent) or entity that directly or indirectly controls, is controlled by, or is under common control with, any other entity or individual.

       (b) If, while Units continue to be offered and sold, the Trading Manager becomes aware of any untrue or misleading statement or omission in the Registration Statement or the Prospectus regarding the Trading Manager, its principals or affiliates, their trading performance, or their trading systems, methods, or strategies, or of the occurrence of any event of change in circumstances which would result in their being any such untrue or misleading statement or omission, the Trading Manager shall immediately notify the General Partner in writing and shall cooperate with it in the preparation of any necessary amendments or supplements to the Registration Statement or the Prospectus. Neither the Trading Manager nor any of its principals or affiliates, or any stockholders, officers, directors, employees, or agents thereof, shall use or distribute the Registration Statement, Prospectus (including any final, amended, or supplemented prospectus), or selling literature or shall engage in any selling activities whatsoever in connection with the offering of Units.


              2.     Duties of the Trading Manager

       (a) The Trading Manager hereby agrees to act as a Trading Manager for the Partnership and, as such, shall have sole authority and responsi-bility for directing the investment and reinvestment of its allocable share of Net Assets of the Partnership pursuant to its Diversified Portfolio trading program on the terms and conditions and in accordance with the prohibitions and trading policies set forth in this Agreement, the Partnership's Limited Partnership Agreement as from time to time in effect (the "Limited Partnership Agreement"), and the Prospectus;
provided, however, that the General Partner may override the instructions of the Trading Manager to the extent necessary (i) to comply with the trading policies of the Partnership as described in the Prospectus and Limited Partnership Agreement and with applicable speculative position limits, (ii) to fund any distributions, redemptions, or reapportionments among other trading managers to the Partnership, (iii) to pay the Partnership's expenses, (iv) to the extent the General Partner believes doing so is necessary for the protection of the Partnership, (v) to terminate the commodity interests trading of the Partnership, or (vi) to comply with any applicable law or regulation. The General Partner agrees not to override any such instructions for the reasons specified in clauses
(ii) or (iii) of the preceding sentence unless the Trading Manager fails to comply with a request of the General Partner to make the necessary amount of funds available to the Partnership within five days of such request. The Trading Manager shall not be liable for the consequences of any decision by the General Partner to override instructions of the Trading Manager, except to the extent that the Trading Manager is in breach of this Agreement. In performing services for the Partnership, the Trading Manager may not materially alter or change the program used by the Trading Manager in investing and reinvesting its allocable share of the Partnership's Net Assets in commodity interest contracts as described in the Trading Manager's Disclosure Document dated January 31, 1996 without the prior consent of the General Partner.

       (b)    The Trading Manager shall:

              (i) Exercise good faith and due care in trading commodity interests for the account of the Partnership in accordance with the prohibitions and trading policies of the Partnership as described in the Prospectus and Limited Partnership Agreement to the Trading Manager and the trading systems, methods, and strategies of the Trading Manager described in the Prospectus, with such changes and additions to such trading systems, methods or strategies as the Trading Manager, from time to time, incorporates into its trading approach for accounts the size of the Partnership.

              (ii) Subject to reasonable assurances of confidentiality by the General Partners and the Partnership, provide the General Partner, within 30 days of a request therefor by the General Partner, with information comparing the performance of the Partnership's account and the performance of all other client accounts directed by the Trading Manager using the trading systems used by the Trading Manager for the Partnership over a specified period of time. In providing such information, the Trading Manager may take such steps as are necessary to assure the confidentiality of the Trading Manager's clients' identities. The Trading Manager shall, upon the General Partner's request, consult with the General Partner concerning any discrepancies between the performance of such other accounts and the Partnership's account. The Trading Manager shall promptly inform the General Partner of any material discrepancies of which the Trading Manager is aware. The General Partner acknowledges that different trading strategies or methods may be utilized for differing sizes of accounts, accounts with different trading policies, accounts experiencing differing inflows or outflows of equity, accounts which commence trading at different times, accounts with different fee structures, accounts which have different portfolios or different fiscal years and that such differences may cause divergent trading results.

              (iii) Upon request of the General Partner and subject to reasonable assurances of confidentiality by the General Partner and the Partnership, provide the General Partner with all material information concerning the Trading Manager other than proprietary information (including, without limitation, information relating to changes in control, personnel, trading approach, or financial condition). The General Partner acknowledges that all trading instructions made by the Trading Manager will be held in confidence by the General Partner, except to the extent necessary to conduct the business of the Partnership or as required by law.

              (iv) Inform the General Partner when the Trading Manager's open positions maintained by the Trading Manager exceed the Trading Manager's applicable speculative position limits.

       (c) All purchases and sales of commodity interests pursuant to this Agreement shall be for the account and at the risk of the Partnership and not for the account or at the risk of the Trading Manager or any of its stockholder, directors, officers, employees, or any other person, if any, who controls the Trading Manager within the meaning of the Act. All brokerage commissions arising from the trading by the Trading Manager shall be for the account of the Partnership, but shall only be charged against the assets of the Partnership managed by the Trading Manager.

       (d) Notwithstanding any provision of this Agreement to the contrary, the Trading Manager shall assume financial responsibility for any errors committed or caused by it in transmitting orders for the purchase or sale of commodity interests for the Partnership's account, including payment to the commodity broker of the floor brokerage commissions, exchange and NFA fees, and other transaction charges and give-up charges incurred by the commodity broker on such trades but only for the amount of the commodity broker's out-of-pocket costs in respect thereof. The Trading Manager's errors shall include, but not be limited to, inputting improper trading signals or communicating incorrect orders to any commodity broker for the Partnership. However, the Trading Manager shall not be responsible for errors committed or caused by any commodity broker for the Partnership. The Trading Manager and any commodity broker for the Partnership each shall have an affirmative obligation to notify promptly the other party of its own errors, and the Trading Manager shall use its best efforts to identify and promptly notify the General Partner of any order or trade which the Trading Manager reasonably believes was not executed in accordance with its instructions to any commodity broker for the Partnership.

       (e) Prior to the commencement of trading by the Trading Manager on behalf of the Partnership, the General Partner, on behalf of the Partnership, shall deliver to the Trading Manager a trading authorization in the form annexed hereto as Exhibit A appointing the Trading Manager the Partnership's attorney-in-fact for such purpose.

       3.     Designation of Additional Trading Managers

              The Trading Manager understands and agrees that if the General Partner at any time deems it to be in the best interests of the Partner-ship, the General Partner may designate and retain an additional trading manager or managers for the Partnership and may apportion to such additional trading manager(s) the management of such amounts of "Net
Assets" (as defined in Section 7(c) hereof) as the General Partner shall determine in its absolute discretion. The replacement of any trading manager for the Partnership by the General Partner shall not require any approval of the existing trading managers (including the Trading Manager). The designation and retention of an additional or replacement trading manager or managers and the apportionment of Net Assets to any such trading manager(s) pursuant to this Section 3 shall neither terminate this Agreement nor modify in any regard the respective rights and obligations of the Partnership, the General Partner, and the Trading Manager hereunder.

       4.     Trading Manager Independent

              For all purposes of this Agreement, the Trading Manager shall be deemed to be an independent contractor and shall, unless otherwise expressly provided herein or authorized, have no authority to act for or represent the Partnership or General Partner in any way or otherwise be deemed an agent of the Partnership or General Partner. Nothing contained herein shall be deemed to require the Partnership or General Partner to take any action contrary to the Limited Partnership Agreement, the Certificate of Limited Partnership of the Partnership as from time to time in effect (the "Certificate of Limited Partnership"), or any applicable law or rule or regulation of any regulatory body, exchange, or board. Nothing herein contained shall constitute the Trading Manager and any other trading manager or managers for the Partnership, the General
Partner, or other member partnerships of the Cornerstone Funds or their trading managers as members of any partnership, joint venture, associa-tion, syndicate, or other entity, or be deemed to confer on any of them any express, implied, or apparent authority to incur any obligation or liability on behalf of any other.

       5.     Apportionment of Funds to the Trading Manager

              Effective as of the close of business on June 30, 1996, the General Partner will reallocate the Partnership's Net Assets. The Trading Manager will be allocated approximately 25% of the Partnership's Net Assets effective as of the date hereof. The General Partner agrees to apportion approximately 25% of the proceeds from any Exchanges (as defined in the Prospectus) to the Trading Manager. However, the General Partner may, in its absolute discretion, reapportion the funds of the Partnership among the trading managers for the Partnership (including the Trading Manager) when (i) an additional or replacement trading manager or managers are designated for the Partnership by the General Partner pursuant to Section 3 hereof; (ii) a trading manager for the Partnership is terminated; (iii) there is a 35% decline in the value of the Managed Net Assets (as defined in Section 7(c) hereof) of the Trading Manager or any other trading manager for the Partnership during any twelve consecu-tive month period (after adding back the amount of distributions, redemptions, exchanges, or reapportionments charged to such Managed Net Assets and subtracting increases in such Managed Net Assets from Units acquired by purchase or exchange or from reapportionments among trading managers during the relevant portion of such twelve consecutive month period); (iv) a fiscal year or "incentive period" (as defined in Section 7(a) hereof) of the Partnership ends; or (v) speculative position limits are exceeded or about to be exceeded in any one commodity by the Trading Manager or any other trading manager for the Partnership or any principal or affiliate thereof.

       6.     Commodity Broker

              The Trading Manager shall place orders for all transactions in commodity interests for the Partnership's account through such commodity broker or brokers as the General Partner shall direct. At the present time, Dean Witter Reynolds Inc., a Delaware corporation and an affiliate of the General Partner ("Dean Witter"), shall act as sole broker for the Partnership. Accordingly, the Trading Manager is hereby directed to place all orders for transactions in commodity interests for the Partnership's account through Dean Witter until the General Partner shall give the Trading Manager other instructions. The General Partner shall provide the Trading Manager with copies of brokerage statements. Notwithstanding that Dean Witter shall act as commodity broker for the Partnership, the Trading Manager may execute trades through floor brokers other than those employed by Dean Witter so long as arrangements are made for such floor brokers to "give-up" or transfer the positions to Dean Witter and provided that the rates charged by such floor brokers have been approved in advance by Dean Witter.

       7.     Fees

              (a) For the services to be rendered to the Partnership by the Trading Manager under this Agreement, the Partnership shall pay the Trading Manager the following fees:

              (i) A monthly management fee, without regard to whether the Partnership is profitable, equal to 1/3 of 1% of the "Managed Net Assets" (as defined in Section 7(c)) as of the end of each calendar month (a 4% annual rate) commencing with the month in which the Partnership begins to receive trading advice from the Trading Manager pursuant to this Agreement, adding back for purposes of determining such fee any incentive fees accrued or payable on such Managed Net Assets as of such date and without reduction for any distributions or redemptions accrued or payable as of such date.


              (ii) An annual incentive fee equal to the portion of 15 percent of the "New Appreciation" (as defined below), if any, in the value of the "Net Assets" (as defined in Section 7(c)) as of the last day of any "incentive period" (as defined below) as shall be allocated to the Trading Manager in accordance with the provisions set forth in Exhibit B annexed hereto.

              An "incentive period" shall be the twelve month period commencing on January 1 and ending on December 31.

              The term "Appreciation" shall mean (A) the value of the Net Assets as of the last day of any incentive period (reduced by management fees accrued or payable for the account of the Partnership for such incentive period, but before reduction for the current annual incentive fee, if any, accrued or payable for the account of the Partnership for such incentive period), minus (B) the highest value of Net Assets as of the last day of any preceding incentive period.

              The term "New Appreciation" means Appreciation increased by
(A) distributions and redemptions paid or payable on Units and (B) exchanges of Units for units of another member partnership of the Cornerstone Funds, and decreased by (C) contributions to the Partnership arising from Units acquired upon an exchange or from the continuing offering of Units and (D) interest income earned for the account of the Partnership, with each item of increase or decrease determined from the date of such highest value of Net Assets to the last day of the incentive period as of which such incentive fee calculation is made.

              The aggregate dollar amount of all distributions and redemptions paid or payable on Units and all exchange of Units shall be divided by the then number of trading managers for the Partnership (including the Trading Manager) and an equal dollar amount in respect of such distributions, redemptions, or exchanges shall be charged to the Managed Net Assets of each such trading manager unless the General Partner shall select an alternative means of allocation and shall so notify the trading managers. All incentive fees accrued at the end of a month or paid at the end of an incentive period shall be charged to the Managed Net Assets of each trading manager for the Partnership (including the Trading Manager) in the same manner and to the same extent as such amounts would or will be paid to each such trading manager as of the date of accrual or payment.

              It is understood that limited partners of the Partnership may redeem or exchange Units other than at the end of an incentive period and that accrued incentive fees, if any, shall be a deduction from the "Net Asset Value" (as defined in the Limited Partnership Agreement) of such Units upon redemption or exchange. The Partnership agrees that the incentive fee accrued on any such Units shall be paid to the Trading Manager in accordance with the terms of this Agreement as if a month-end were the end of an incentive period. Any amounts so paid to trading managers for the Partnership (including the Trading Manager) shall be deducted from any subsequent incentive fee to be paid as of the end of an incentive period which includes New Appreciation allocable to such Units.

              (b) If any payment shall have been made by the Partnership to the Trading Manager on account of New Appreciation in the value of the Net Assets and thereafter the Net Assets shall decline in value or fail to experience New Appreciation for any subsequent incentive period, the Trading Manager shall be entitled to retain such amounts previously paid by the Partnership in respect of New Appreciation. No subsequent payment based on New Appreciation as of the end of an incentive period shall be made to the Trading Manager, however, until the Partnership has again experienced New Appreciation and the Trading Manager has contributed thereto and is entitled to an allocation of such incentive fee.

              If this Agreement is terminated on a date other than the end of an incentive period, the incentive fee described above shall be determined as if such date were the end of an incentive period. If this Agreement is terminated on a date other than the end of a calendar month, the management fee described above shall be determined as if such date were the end of a month, but such fee shall be prorated based on the ratio of the number of trading days in the month through the date of termination to the total number of trading days in the month. If during any month (including the month in which the Partnership commences trading opera-tions) the Partnership does not conduct business operations, or suspends trading, or, as a result of an act or failure to act by the Trading Manager, is otherwise unable to utilize the trading advice of the Trading Manager on any of the trading days of that period for any reason, the management fee described above shall be prorated based on the ratio of the number of trading days in the month on which the Partnership engaged in trading operations to the total number of trading days in the month. The management fee payable to the Trading Manager for the month in which the Partnership begins to receive trading advice from the Trading Manager pursuant to this Agreement shall be prorated based on the ratio of the number of trading days in the month from the day the Partnership begins to receive such trading advice to the total number of trading days in the month.

              Any management or incentive fees payable to the Trading Manager pursuant to the foregoing provisions shall be paid within ten and thirty days, respectively, after the end of the applicable period.

              (c) As used herein, the term "Net Assets" shall mean the total assets of the Partnership, including all cash and cash equivalents (valued at cost), accrued interest, and the market value of all open commodity positions and other assets of the Partnership, less (i) one-half of the brokerage commissions that would be payable with respect to the closing of each of the Partnership's open commodity positions and (ii) all other liabilities of the Partnership, including incentive fees accrued or payable, determined in accordance with the principles specified in the Limited Partnership Agreement and, where no principle is specified, in accordance with generally accepted accounting principles consistently applied under the accrual basis of accounting.

              As used herein, the term "Managed Net Assets" shall mean the total assets of the Partnership allocated to the management of a trading manager (including the Trading Manager), including all cash and cash equivalents (valued at cost), accrued interest, and the market value of all open commodity positions and other assets allocated to such trading manager, less (i) one-half of the brokerage commissions that would be payable with respect to the closing of each of such trading manager's open commodity positions, (ii) its proportionate share of incentive fees for the Partnership accrued or payable pursuant to the provisions of this Section, and (iii) all other liabilities of the Partnership allocated to such trading manager, including brokerage commissions attributable to the trading manager and monthly management fees of the trading manager, determined in accordance with the principles specified in the Limited Partnership Agreement and, where no principle is specified, in accordance with generally accepted accounting principles consistently applied under the accrual basis of accounting.
              (d) The Trading Manager shall not receive any share of the brokerage commissions paid by the Partnership to any commodity broker, whether in the form of rebates or otherwise.

       8.     Term

              This Agreement shall continue in effect for a period of three years following the date of this Agreement. Thereafter, this Agreement shall be renewed automatically for additional one-year terms unless either the Partnership or the Trading Manager, upon written notice given not less than 60 days prior to the original termination date or any extended termination date, notifies the other party of its intention not to renew. This Agreement shall terminate if the Partnership terminates. The Partnership shall have the right to terminate this Agreement at any time without penalty upon 15 days' prior written notice to the Trading Manager. In addition, this Agreement may be terminated by the Partnership at any time without penalty upon written notice to the Trading Manager upon the occurrence of any of the following events: (i) the Trading Manager becomes bankrupt or insolvent; (ii) the Trading Manager is unable to use its Diversified Portfolio trading system or methods as in effect on the date of this Agreement and as refined and modified in the future with the written consent of the General Partner for the benefit of the Partnership;
(iii) the registration, as a commodity trading advisor or otherwise, of the Trading Manager with the CFTC or its membership in the NFA is revoked, suspended, terminated, or not renewed or limited, conditioned, restricted or qualified in any respect; (iv) except as permitted in Section 14 hereof, the Trading Manager merges or consolidates with, or sells or otherwise transfers its advisory business, or all or a substantial portion of its assets, any portion of its commodity trading systems or methods, or its goodwill to, any individual or entity; (v) a decline in the Net Asset Value of a Unit, without taking into account distributions, if any, to less than 40% of the Net Asset Value of a Unit on the date that the Partnership commenced trading operations; (vi) a decline in the Net Asset Value of a Unit during any fiscal year to less than 50% of the Net Asset Value of a Unit as of the beginning of such fiscal year of the Partner-ship; (vii) a decline by 50% during any consecutive 12-month period in the value of the Net Assets managed by the Trading Manager (after adding back the amount of distributions, redemptions, exchanges or reapportionments charged to such Net Assets and subtracting increases in such Net Assets from Units acquired by Exchange or from reapportionments among Trading Managers during the relevant portion of such twelve consecutive month period); (viii) the Trading Manager violates any of the Partnership's trading policies or any administrative policy described in writing to the General Partner, except with the prior written consent of the General Partner; or (ix) the Trading Manager fails to perform any of its obligations under this Agreement. The indemnities set forth in Sections
9 and 10 hereof shall survive any termination of this Agreement.

       9.     Standard of Liability and Indemnity

       (a) Subject to Section 2 and Sections 10 through 14 hereof, the Trading Manager and its stockholders, directors, officers, employees, agents, and its or their respective successors and assigns shall not be liable to the Partnership, the General Partner, its stockholder, officers, directors, or employees, the limited partners of the Partnership, or any of its or their respective successors or assigns, except by reason of acts of, or omissions due to, bad faith, misconduct, or negligence, or for not having acted in good faith in the reasonable belief that such acts or omissions were in, or not opposed to, the best interests of the Partner-ship, or by reason of a material breach of this Agreement, or by reason of a breach of a representation or warranty in this Agreement.

       (b) The Partnership and the General Partner shall indemnify, defend, and hold harmless the Trading Manager, its stockholders, directors, officers, employees, and its or their respective successors and assigns from and against all liabilities (including in connection with the defense or settlement of claims) incurred in the performance of the services required by this Agreement, provided that a court of competent jurisdiction upon entry of final judgment shall find (or, if no final judgment is entered, an opinion is rendered to the Partnership by independent legal counsel) to the effect that such liability was not the result of bad faith, misconduct, or negligence on the part of the indemnified person, or that the conduct by the indemnified person was done in the good faith belief that it was in, or not opposed to, the best interests of the Partnership.`

       (c) The Trading Manager shall indemnify, defend, and hold harmless the Partnership, the General Partner, its stockholders, officers, directors, and employees, the limited partners of the Partnership, and any of its or their respective successors or assigns from and against all liabilities incurred as a result of the activities of the Trading Manager, its stockholders, directors, officers, employees, agents, or its or their respective successors and assigns, provided that such liability arises out of, or is based upon, conduct by the Trading Manager or any of its stockholders, directors, officers, employees, agents, or its or their respective successors or assigns which is found by a court of competent jurisdiction upon entry of final judgment (or, if no final judgment is entered, by an opinion rendered to the Partnership by independent legal counsel) to be the result of bad faith, misconduct, or negligence, or conduct not done in the good faith belief that it was in, or not opposed to, the best interests of the Partnership.

       (d) The indemnities provided in this Section 9 by the Partnership and the General Partner to the Trading Manager and its stockholders, directors, officers, employees, and its or their respective successors and assigns shall be inapplicable in the event of any liability arising out of, or based upon, any misrepresentation or material breach of any warranty, covenant, or agreement of the Trading Manager contained in this Agreement to the extent caused by such event. Likewise, the indemnities provided in this Section 9 by the Trading Manager to the Partnership, the General Partner, its stockholders, officers, directors, and employees, the limited partners of the Partnership, and any of its or their respective successors and assigns shall be inapplicable in the event of any liability arising out of, or based upon, any misrepresentation or material breach of any warranty, covenant, or agreement of the Partnership or the General Partner contained in this Agreement to the extent caused by such event.


       10.    Indemination in Connection with the

              Registration Statement and the Prospectus

              (a) The Partnership and the General Partner shall indemnify, defend, and hold harmless the Trading Manager from and against any losses, claims, damages, or liabilities, joint or several, to which the Trading Manager may become subject, under the Act or otherwise, insofar as such losses, claims, damages, or liabilities (or actions in respect thereof) arise out of, or are based upon, any untrue or misleading statement or alleged untrue or misleading statement of any material fact contained in the Registration Statement, the Prospectus, or any amendment or supplement thereto, or any related preliminary prospectus, or arise out of, or are based upon, the omission or the alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein (in the case of the Prospectus, in light of the circumstances under which they were made) not misleading; provided, however, that the Partnership and the General Partner shall not be liable in any such case to the extent that any such loss, claim, damage, or liability arises out of, or is based upon, any untrue or misleading statement or omission made in any of such documents in reliance upon, and in conformity with, information furnished to the Partnership or the General Partner or any of their agents by or on behalf of the Trading
Manager or its agents. The Partnership and the General Partner also shall reimburse any legal or other expenses, including reasonable attorneys' fees, reasonably incurred by the Trading Manager in connection with investigating or defending any loss, claim, damage, liability, or action covered by this indemnity agreement. The indemnity agreement in this subsection (a) shall be in addition to any liability which the Partnership and the General Partner may otherwise have and shall extend, upon the same terms and conditions, to each officer, director, and employee of the Trading Manager and to each person, if any, who controls the Trading
Manager within the meaning of the Act.

              (b) The Trading Manager shall indemnify, defend, and hold harmless the Partnership, the General Partner, any member partnership of the Cornerstone Funds, and any other trading manager for the Partnership or for a member partnership of the Cornerstone Funds from and against any losses, claims, damages, or liabilities, joint or several, to which any indemnified person may become subject, under the Act or otherwise, insofar as such losses, claims, damages, or liabilities (or actions in respect thereof) arise out of, or are based upon, any untrue or misleading statement or alleged untrue or misleading statement of any material fact contained in the Registration Statement, the Prospectus, or any amendment or supplement thereto, or any related preliminary prospectus, or arise out of, or are based upon, the omission or the alleged omission to state therein a material fact required to be stated therein or necessary to make the statement therein (in the case of the Prospectus, in light of the circumstances under which they were made) not misleading, provided that any such loss, claim, damage, or liability arises out of, or is based upon, an untrue or misleading statement or omission or alleged untrue or misleading statement or omission made in any of such documents in reliance upon, and in conformity with, information furnished to the Partnership or the General Partner or any of their agents by or on behalf of the Trading Manager or its agents. The Trading Manager also shall reimburse any legal or other expenses, including reasonable attorneys' fees, reasonably incurred by any indemnified person in connection with investigating or defending any loss, claim, damage, liability, or action covered by this indemnity agreement. The indemnity agreement in this subsection (b) shall be in addition to any liability which the Trading Manager may otherwise have and shall extend, upon the same terms and conditions, to each partner, officer, director, and employee of any indemnified person and to each person, if any, who controls any indemnified person within the meaning of the Act.

              (c) Promptly after receipt by an indemnified party under this Section of notice of the commencement of any action, the indemnified party shall notify the indemnifying party of the commencement thereof if a claim in respect thereof is to be made against the indemnifying party under this Section; but the omission so to notify the indemnifying party shall not relieve the indemnifying party from any liability which the indemnifying party may have to any indemnified party under this Section (except where such omission shall have materially prejudiced the indemnifying party) or otherwise than under this Section. In case any action is brought against any indemnified party, and the indemnified party notifies the indemnifying party of the commencement thereof, the indemnifying party shall be entitled to participate therein and, to the extent that the indemnifying party may wish, jointly with any other indemnifying party similarly notified, to assume the defense thereof, with legal counsel satisfactory to the indemnified party, and after notice from the indemnifying party to the indemnified party of the indemnifying party's election so to assume the defense thereof, the indemnifying party shall not be liable to the indemnified party under this Section for any legal or other expenses subsequently incurred by the indemnified party in connection with the defense thereof other than reasonable costs of investigation. Notwithstanding any other provision of this Section, if in any claim as to which indemnify is or may be available any indemnified party reasonably determines that its interests are or may be adverse, in whole or in part, to the interests of the indemnifying party or that there may be legal defenses available to the indemnified party which are or may be different from, in addition to, or inconsistent with the defenses available to the indemnifying party, the indemnified party may retain its own legal counsel in connection with such claim, in which case the indemnified part shall be responsible for any legal or any other expenses, including reasonable attorneys' fees, incurred by or on behalf of it in connection with investigating or defending such claim.

       11.    Right to Advise Others and Uniformity of Acts and Practices

              (a) The Trading Manager is engaged in the business of advising investors as to the purchase and sale of commodity interests. During the term of this Agreement, subject to Section 11(c) hereof, the Trading Manager and its principals and affiliates may or will be advising other investors (including their officers, directors, and employees and their families, their principals and affiliates, and stockholders, officers, directors, and employees of such principals and affiliates and their families) and trading for their accounts. However, under no circumstances shall the Trading Manager or any of its principals or affiliates by any act or omission knowingly or deliberately favor any account advised or managed by the Trading Manager or any of its principals or affiliates over the account of the Partnership in any way or manner (other than by charging different management and/or incentive fees) or employ a trading system, method, or strategy on behalf of any other account advised or managed by the Trading Manager or any of its principals or affiliates which is materially different from the trading system, method or strategy employed by the Trading Manager on behalf of the Partnership's account unless the Trading Manager has first offered to employ such other system, method, or strategy on behalf of the Partnership's account and the General Partner has expressly declined such offer in writing. The General Partner agrees to respond promptly to such requests. The Trading Manager and its principals and affiliates agree to treat the Partnership in a fiduciary capacity to the extent recognized by applicable law, but, subject to that standard and Section 11(c) hereof, the Trading Manager and its principals and affiliates shall be free to advise and manage accounts for other investors and shall be free to trade on the basis of the same trading system or other methods or strategies employed by the Trading Manager for the account of the Partnership, or trading systems, methods, or strategies which are entirely independent of, or materially different from (if the General Partner has expressly declined such offer pursuant to the preceding sentence), those employed for the account of the Partnership, and shall be free to compete for the same commodity interests as the Partnership or to take positions opposite to the Partnership, where such actions do not knowingly or deliberately favor any of such accounts over the account of the Partnership. At the request of the General Partner, the Trading Manager shall use its best efforts to make available for inspection and copying by the General Partner copies of the normal monthly, quarterly, and annual (as the case may be) reports sent to participants in commodity pools (without identifying such participants) for which the Trading Manager or any of its principals or affiliates acts as a commodity trading advisor and similar information with respect to any other accounts of theirs with respect to which such reports are not required to be delivered. At the request of the General Partner, the Trading Manager and its principals and affiliates shall provide the General Partner with a written explanation, acceptable to the General Partner, of material differences in performance between the Partnership's account and such other accounts.

              (b) Subject to Section 11(c) hereof, the Trading Manager and its principals and affiliates shall not be restricted as to the number of nature of their clients, except that: (i) they shall not accept additional advisory clients or open additional positions in commodity interests if to do so would result in aggregate positions in any one commodity exceeding the applicable speculative position limits of the CFTC or any other regulatory body, exchange, or board having jurisdiction; and
(ii) if they at any time become aware that the positions in commodity interests of the Partnership, the Trading Manager, or any principal or affiliate of the Trading Manager (either alone or aggregated with the positions of any other person) exceed or are about to exceed applicable speculative position limits of the CFTC or any other regulatory body, exchange, or board having jurisdiction, they shall immediately notify the General Partner of that fact and shall take such action, consistent with their fiduciary responsibility to the Partnership, their obligation not to favor any other account over the Partnership's account, and their obligations under this Agreement, as may be necessary to prevent to the extent possible the significant modification of positions taken or intended for the Partnership.

              (c) The Trading Manager represents and agrees that so long as the Trading Manager acts as a trading manager for the Partnership, neither the Trading Manager nor any of its principals or affiliates shall hold knowingly any position or control any other account which would cause the Partnership, the Trading Manager, or the principals or affiliates of the Trading Manager to be in violation of the Commodity Exchange Act (the "CEAct") or any regulations promulgated thereunder, any applicable rule or regulation of the CFTC or any other regulatory body, exchange, or board. The Trading Manager further represents and agrees that neither the Trading Manager nor any of its principals or affiliates shall render commodity trading advice to any other individual or entity or otherwise engage in activity which shall knowingly cause positions in commodity interests to be attributed to the Trading Manager or any of its principals or affiliates under the rules or regulations of the CFTC or any other regulatory body, exchange, or board so as to require the significant modification of positions taken or intended for the account of the Partnership. If applicable speculative position limits are exceeded by the Trading Manager or any of its principals or affiliates in the opinion of independent legal counsel (who shall be other than counsel to the Partnership), the CFTC, or any other regulatory body, exchange, or board, the Trading Manager and its principals and affiliates shall promptly liquidate positions in all of their accounts, including the Partnership"s account, as to which positions are attributed to the Trading Manager or any of its principals or affiliates as nearly as possible in proportion to their respective equities to the extent necessary to comply with the applicable position limits and shall deliver to the General Partner a written explanation of the manner in which it or they complied with this provision.

       12.    Additional Undertakings by the Trading Manager

              The Trading Manager warrants and agrees that neither the Trading Manager nor any of its stockholders, officers, directors, employees, principals, affiliates, or any of the officers, directors, employees, or stockholders of such principals or affiliates shall knowingly use or distribute the Certificate of Limited Partnership, any amendment thereto, or any list excerpted or complied therefrom containing the names and/or residence addresses of, and/or other biographical information about, the limited partners of the Partnership for the purpose of soliciting any such person for a commodity pool or commodity trading program similar in nature to the Partnership.

       13.    Aggregation

              If it should prove necessary, in the reasonable opinion of the legal counsel to the Partnership with respect to commodity interests subject to speculative position limits established by the CFTC, an exchange, or any other commodity trading regulatory agency or authority, for positions in commodity interests taken by the Trading Manager for the account of the Partnership to be aggregated, for purposes of speculative position limits, with positions in commodity interests taken by each of the other trading managers for the account of the Partnership, or if an order to that effect is made by the CFTC, such exchange, or such other agency or authority, the General Partner may require the Trading Manager and each other trading manager affected thereby to utilize only that portion of the speculative position limit in each commodity interest as the General Partner shall determine from time to time in its sole discretion.

       14.    Merger or Transfer of Assets of Trading Manager

              The Trading Manager may merge or consolidate with, or sell or otherwise transfer its advisory business, or all or a substantial portion of its assets or its goodwill to, any entity that directly or indirectly is controlled by, controls, or is under common control with, the Trading Manager, provided that such entity expressly assumes all obligations of the Trading Manager under this Agreement and agrees to continue to operate the business of the Trading Manager, substantially as such business is being conducted on the date hereof, as a separate and distinct division of such entity. The Trading Manager agrees to provide written notice to the General Partner at least 30 days before the effective date of any such merger, consolidation, sale, or transfer, whether permitted under this Section or otherwise.

       15.    Complete Agreement

              This Agreement constitutes the entire agreement among the parties with respect to the matters referred to herein, and no other agreement, verbal or otherwise, shall be binding as among the parties unless it is in writing and signed by the party against whom enforcement is sought.

       16.    Assignment

              This Agreement may not be assigned by any party hereto without the prior written consent of the other parties hereto, except that the Partnership and General Partner may assign this Agreement to any entity that directly or indirectly controls, is controlled by, or is under common control with, them, and the Trading Manager may assign this Agreement to a successor entity expressly permitted under Section 17 hereof.

       17.    Amendment; Waiver

              This Agreement may not be amended except by a written instrument signed by the parties hereto. No waiver of any provision of this Agreement shall be implied from any course of dealing between or among the parties hereto or from any failure by any party hereto to assert its rights hereunder on any occasion or series of occasions.

       18.    Severability

              The invalidity or unenforceability of any provision of this Agreement or any covenant herein contained shall not affect the validity or enforceability of any other provision or covenant hereof or herein contained, and any such invalid provision or covenant shall be deemed to be severable.

       19.    Notices

              All notices required or desired to be delivered under this Agreement shall be in writing and shall be effective when delivered personally on the day delivered or, when given by registered or certified mail, postage prepaid, return receipt requested, on the second business day following the day on which it is so mailed, addressed as follows (or to such other address as the party entitled to notice shall hereafter designate in accordance with the terms hereof):

              if to the Partnership or the General Partner:

              c/o Demeter Management Corporation

              2 World Trade Center, 62nd Floor

              New York, New York  10048

              Attn:  Mr. Mark J. Hawley, President

              and with copies to:




              Dean Witter Reynolds Inc.

              130 Liberty Street

              New York, New York  10006

              Attn:  Michael T. Gregg, Esq.

and

              Cadwalader, Wickersham & Taft

              100 Maiden Lane

              New York, New York  10038

              Attn:  Edwin L. Lyon, Esq.

              if to the Trading Manager:

              Welton Investment Systems Corporation

              The Eastwood Building

              San Carlos between 5th and 6th

              P.O. Box 6147

              Carmel, California 93921-6147

              Attn:  President

       20.    Survival

              The provisions of this Agreement shall survive the termination of this Agreement with respect to any matter arising while this Agreement was in effect, provided that the restriction in Section 11(c) hereof shall not survive the termination of this Agreement.

       21.    Governing Law

              This Agreement shall be governed by, and construed in accordance with, the law of the State of New York (excluding the law thereof which requires the application of or reference to the law of any other jurisdiction).

       22.    Consent to Jurisdiction

              The parties hereto agree that any action or proceeding arising directly, indirectly, or otherwise in connection with, out of, related to, or from this Agreement, any breach hereof, or any transaction covered hereby, shall be resolved, whether by arbitration or otherwise, within the County, City, and State of New York. Accordingly, the parties consent and submit to the jurisdiction of the federal and state courts and any applicable arbitral body located within the County, City, and State of New York. The parties further agree that any such action or proceeding brought by either party to enforce any right, assert any claim, or obtain any relief whatsoever in connection with this Agreement shall be brought by such party exclusively in the federal or state courts, or if appropriate before an arbitral body, located within the County, City, and State of New York.

       23.    Counterparts

              This Agreement may be executed in counterparts, each of which shall be deemed an original but all of which together shall constitute one and the same instrument.

       24.    Headings

              Headings to sections herein are for the convenience of the parties only and are not intended to be a part of or to affect the meaning or interpretation of this Agreement.



              IN WITNESS WHEREOF, this Agreement has been executed for and on behalf of the undersigned as of the day and year first above written.

                                   DEAN WITTER CORNERSTONE FUND III

                                   By:    Demeter Management Corporation,

                                               General Partner



                                   By:_________________________________

                                          Mark J. Hawley, President


                                   DEMETER MANAGEMENT CORPORATION



                                   By:_______________________________

                                          Mark J. Hawley, President


                                          WELTON INVESTMENT SYSTEMS CORPORA-
                                          TION

                                   By:_________________________________

                                     EXHIBIT A

TRADING AUTHORIZATION

Welton Investment System Corporation

The Eastwood Building

San Carlos between 5th and 6th

P.O. Box 6147

Carmel, California 93921-6147

Attn: President

Dear Sirs:

                     Dean Witter Cornerstone Fund III, a New York limited partnership (the "Partnership"), does hereby make, constitute, and appoint Welton Investment Systems Corporation (the "Trading Manager") as the Partnership's agent and attorney-in-fact to purchase and sell commodity interests through Dean Witter Reynolds Inc., as commodity broker, as described in and in accordance with the terms of the Management Agreement dated as of July 1, 1996 among the Partnership, Demeter Management Corporation and the Trading Manager, until further notice to the Trading Manager.

                     This authorization shall terminate and be null, void, and of no further effect simultaneously with the termination of the said Management Agreement.

                                          Very truly yours,

                                          DEAN WITTER CORNERSTONE FUND III

                                          By:    Demeter Management Corporation,

                                                   General Partner



                                          By:_________________________________

                                                               Mark J. Hawley

Dated:  July 1, 1996

                                      EXHIBIT B



              The total Partnership incentive fee, F, in any incentive period is the sum of the incentive fees payable as a result of New Appreciation. The change in New Appreciation each incentive period shall for accounting purposes be apportioned each incentive period among all of the trading managers for the Partnership in accordance with their net contribution, after allocations for expenses and fees as described above, to the change in New Appreciation. Thus, if the total change in New Appreciation during the incentive period is X, then

X = A + B + C

where A, B, and C are the contributions of each of the trading managers to the total change in New Appreciation. The General Partner shall prepare, update annually, and maintain running totals of A, B, and C as indicators of the cumulative contributions of each trading manager. Thus, the cumulative sum of the value of A, TA, represents the total contribution of trading manager A to New Appreciation since the inception of trading on behalf of the Partnership by such trading manager. Similarly, the values TB and TC are the cumulative contributions of trading managers B and C, respectively.

              The General Partner shall maintain a record of cumulative total Partnership incentive fees and cumulative incentive fees paid to each trading manager. The cumulative total Partnership incentive fee, TF, shall equal the sum of all Partnership incentive fees paid. The cumulative total of incentive fees paid to trading manager A, PA, shall equal the sum of all prior incentive fees received by that trading manager. Similarly, the values PB and PC are the cumulative total of incentive fees paid to trading managers B and C, respectively. Since the incentive fees are allocated among the Partnership's trading managers, then

TF = PA + PB + PC

Consequently, the following three ratios are indicators of cumulative incentive fee payments relative to cumulative performance for each trading manager:

PA/TA     PB/TB     PC/TC

To the extent possible, the goal of the allocation rules of the next paragraph is to equalize these indicators for each trading manager, i.e., to make cumulative individual incentive fee payments proportional to cumulative individual performance.



       At the end of each incentive period, the following rules shall be used to allocate the total Partnership incentive fee, F, among each trading manager:

       1) A trading manager whose total contribution is zero shall receive no incentive fee. Thus, if at the end of the incen-tive period, TB is zero, trading manager B shall not receive a portion of the fee, F.

       2) The total Partnership fee, F, shall be allocated among trading managers one dollar at a time. Each successive dollar will be given to the trading manager with the lowest ratio of cumulative payments to cumulative performance. Thus, if PB/TB is less than both PA/TA and PC/TC, then trading manager B is given the next dollar. The values of PA, PB, and PC and the ratios PA/TA, PB/TB, and PC/TC are then recalculated before allocating the next dollar. Thus, the trading manager(s) with the lowest ratio continues to receive dollars until his ratio is larger than one of the other trading managers.

       3) Each trading manager shall be entitled to retain any incentive fees paid in any prior incentive period.

MANAGEMENT AGREEMENT

       THIS AGREEMENT, made the 1st day of July, 1996 among DEAN WITTER CORNERSTONE FUND III, a New York limited partnership (the "Partnership"), DEMETER MANAGEMENT CORPORATION, a Delaware corporation (the "General Partner"), and ABRAHAM TRADING CO., a Texas corporation (the "Trading Manager");

W I T N E S S E T H:

       WHEREAS, the Partnership has been organized to engage in speculative trading of commodities (including foreign currencies, mortgage-backed securities, money market instruments, and any other securities or items which are now or may hereafter be the subject of futures contract trading), commodity futures contracts, commodity forward contracts, foreign exchange commitments, commodity options, spot (cash) commodities and currencies, and any rights pertaining thereto (hereinafter referred to as "commodity interests"); the Trading Manager has extensive experience trading in commodity interests and is willing to provide certain services and undertake certain obligations as set forth herein;

       WHEREAS, the Partnership is a member partnership of the Dean Witter Cornerstone Funds (the "Cornerstone Funds") by entering into an agreement pursuant to which units of limited partnership interest ("Units") of such member partnerships will be sold to investors in a common offering under the Securities Act of 1933, as amended (the "Act"), pursuant to a Registration Statement on Form S-1 (No. 2-88587) (as amended from time to time, the "Registration Statement") and the Prospectus, constituting a part thereof (as amended and supplemented, the "Prospectus"), and thereafter, pursuant to which such Units can be exchanged by a limited partner of a member partnership of the Cornerstone Funds at the end of any month for Units of other member partnerships of the Cornerstone Funds at 100% of the respective Net Asset Value thereof;

       WHEREAS, the Partnership desires the Trading Manager to act as a trading manager for the Partnership and to make investment decisions with respect to commodity interests for its allocated share of the Partnership's Net Assets and the Trading Manager desires so to act; and

       WHEREAS, the Partnership, the General Partner, and the Trading Manager wish to enter into this Management Agreement which, among other things, set forth certain terms and conditions upon which the Trading Manager will conduct a portion of the Partnership's commodity interest trading;

       NOW, THEREFORE, the parties hereto hereby agree as follows:

       1.     Undertakings in Connection with the Offering of Units

              (a) The Trading Manager agrees with respect to the continuing offering of Units: (i) to make all disclosures regarding itself, its principals and affiliates, its trading performance, its trading systems, methods, and strategies (subject to the need to preserve the secrecy of proprietary information concerning such systems, methods, and strategies), any client accounts over which it has direct or indirect discretionary trading authority (other than the names of such clients), and otherwise as the Partnership may reasonably require (x) to be made in the Partnership's Prospectus required by Section 4.21 of the regulations of the CFTC, including any amendments or supplements thereto, or (y) to comply with any applicable federal or state law or rule or regulation, including those of the Securities and Exchange Commission (the "SEC"), the CFTC, the National Futures Association (the "NFA"), the National Association of Securities Dealers, Inc. (the "NASD") or any other regulatory body, exchange, or board; and (ii) otherwise to cooperate with the Partnership and the General Partner by providing information regarding the Trading Manager in connection with the preparation and filing of the Registration Statement and Prospectus, including any amendments or supplements thereto, with the SEC, CFTC, NFA, NASD, and with appropriate governmental authorities as part of making application for registration of the Units under the securities or Blue Sky laws of such jurisdictions as the Partnership may deem appropriate. As used herein, the term "princi-pal" shall have the same meaning as defined in Section 4.10(e)(1) of the CFTC Regulations and the term "affiliate" shall mean an entity or individual (including a stockholder, director, officer, employee, or agent) or entity that directly or indirectly controls, is controlled by, or is under common control with, any other entity or individual.

       (b) If, while Units continue to be offered and sold, the Trading Manager becomes aware of any untrue or misleading statement or omission in the Registration Statement or the Prospectus regarding the Trading Manager, its principals or affiliates, their trading performance, or their trading systems, methods, or strategies, or of the occurrence of any event of change in circumstances which would result in their being any such untrue or misleading statement or omission, the Trading Manager shall immediately notify the General Partner in writing and shall cooperate with it in the preparation of any necessary amendments or supplements to the Registration Statement or the Prospectus. Neither the Trading Manager nor any of its principals or affiliates, or any stockholders, officers, directors, employees, or agents thereof, shall use or distribute the Registration Statement, Prospectus (including any final, amended, or supplemented prospectus), or selling literature or shall engage in any selling activities whatsoever in connection with the offering of Units.

       2.     Duties of the Trading Manager

       (a) The Trading Manager hereby agrees to act as a Trading Manager for the Partnership and, as such, shall have sole authority and responsi-bility for directing the investment and reinvestment of its allocable share of Net Assets of the Partnership pursuant to its trading program on the terms and conditions and in accordance with the prohibitions and trading policies set forth in this Agreement, the Partnership's Limited Partnership Agreement as from time to time in effect (the "Limited Partnership Agreement"), and the Prospectus; provided, however, that the General Partner may override the instructions of the Trading Manager to the extent necessary (i) to comply with the trading policies of the Partnership as described in the Prospectus and Limited Partnership Agreement and with applicable speculative position limits, (ii) to fund any distributions, redemptions, or reapportionments among other trading managers to the Partnership, (iii) to pay the Partnership's expenses, (iv) to the extent the General Partner believes doing so is necessary for the protection of the Partnership, (v) to terminate the commodity interests trading of the Partnership, or (vi) to comply with any applicable law or regulation. The General Partner agrees not to override any such instructions for the reasons specified in clauses (ii) or (iii) of the preceding sentence unless the Trading Manager fails to comply with a request of the General Partner to make the necessary amount of funds available to the Partnership within five days of such request. The
Trading Manager shall not be liable for the consequences of any decision by the General Partner to override instructions of the Trading Manager, except to the extent that the Trading Manager is in breach of this Agreement. In performing services for the Partnership, the Trading
Manager may not materially alter or change the program used by the Trading Manager in investing and reinvesting its allocable share of the Partnership's Net Assets in commodity interest contracts as described in the Trading Manager's Disclosure Document dated June 20, 1996 (a copy of which has been received by the General Partner) without the prior consent of the General Partner.

       (b)    The Trading Manager shall:

              (i) Exercise good faith and due care in trading commodity interests for the account of the Partnership in accordance with the prohibitions and trading policies of the Partnership as described in the Prospectus and Limited Partnership Agreement to the Trading Manager and the trading systems, methods, and strategies of the Trading Manager described in the Prospectus, with such changes and additions to such trading systems, methods or strategies as the Trading Manager, from time to time, incorporates into its trading approach for accounts the size of the Partnership.

              (ii) Subject to reasonable assurances of confidentiality by the General Partners and the Partnership, provide the General Partner, within 30 days of a request therefor by the General Partner, with information comparing the performance of the Partnership's account and the performance of all other client accounts directed by the Trading Manager using the trading systems used by the Trading Manager for the Partnership over a specified period of time. In providing such information, the Trading Manager may take such steps as are necessary to assure the confidentiality of the Trading Manager's clients' identities. The Trading Manager shall, upon the General Partner's request, consult with the General Partner concerning any discrepancies between the performance of such other accounts and the Partnership's account. The Trading Manager shall promptly inform the General Partner of any material discrepancies of which the Trading Manager is aware. The General Partner acknowledges that different trading strategies or methods may be utilized for differing sizes of accounts, accounts with different trading policies, accounts experiencing differing inflows or outflows of equity, accounts which commence trading at different times, accounts with different fee structures, accounts which have different portfolios or different fiscal years and that such differences may cause divergent trading results.

              (iii) Upon request of the General Partner and subject to reasonable assurances of confidentiality by the General Partner and the Partnership, provide the General Partner with all material information concerning the Trading Manager other than proprietary information (including, without limitation, information relating to changes in control, personnel, trading approach, or financial condition). The General Partner acknowledges that all trading instructions made by the Trading Manager will be held in confidence by the General Partner, except to the extent necessary to conduct the business of the Partnership or as required by law.

              (iv) Inform the General Partner when the Trading Manager's open positions maintained by the Trading Manager exceed the Trading Manager's applicable speculative position limits.

              (c) All purchases and sales of commodity interests pursuant to this Agreement shall be for the account and at the risk of the Partnership and not for the account or at the risk of the Trading Manager or any of its stockholder, directors, officers, employees, or any other person, if any, who controls the Trading Manager within the meaning of the Act. All brokerage commissions arising from the trading by the Trading Manager shall be for the account of the Partnership, but shall only be charged against the assets of the Partnership managed by the Trading Manager.

              (d) Notwithstanding any provision of this Agreement to the contrary, the Trading Manager shall assume financial responsibility for any errors committed or caused by it in transmitting orders for the purchase or sale of commodity interests for the Partnership's account, including payment to the commodity broker of the floor brokerage commissions, exchange and NFA fees, and other transaction charges and give-up charges incurred by the commodity broker on such trades but only for the amount of the commodity broker's out-of-pocket costs in respect thereof. The Trading Manager's errors shall include, but not be limited to, inputting improper trading signals or communicating incorrect orders to any commodity broker for the Partnership. However, the Trading Manager shall not be responsible for errors committed or caused by any commodity broker for the Partnership. The Trading Manager and any commodity broker for the Partnership each shall have an affirmative obligation to notify promptly the other party of its own errors, and the Trading Manager shall use its best efforts to identify and promptly notify the General Partner of any order or trade which the Trading Manager reasonably believes was not executed in accordance with its instructions to any commodity broker for the Partnership.


              (e) Prior to the commencement of trading by the Trading Manager on behalf of the Partnership, the General Partner, on behalf of the Partnership, shall deliver to the Trading Manager a trading authoriza-tion in the form annexed hereto as Exhibit A appointing the Trading Manager the Partnership's attorney-in-fact for such purpose.



       3.     Designation of Additional Trading Managers

              The Trading Manager understands and agrees that if the General Partner at any time deems it to be in the best interests of the Partner-ship, the General Partner may designate and retain an additional trading manager or managers for the Partnership and may apportion to such additional trading manager(s) the management of such amounts of "Net
Assets" (as defined in Section 7(c) hereof) as the General Partner shall determine in its absolute discretion. The replacement of any trading manager for the Partnership by the General Partner shall not require any approval of the existing trading managers (including the Trading Manager). The designation and retention of an additional or replacement trading manager or managers and the apportionment of Net Assets to any such trading manager(s) pursuant to this Section 3 shall neither terminate this Agreement nor modify in any regard the respective rights and obligations of the Partnership, the General Partner, and the Trading Manager hereunder.

       4.     Trading Manager Independent

              For all purposes of this Agreement, the Trading Manager shall be deemed to be an independent contractor and shall, unless otherwise expressly provided herein or authorized, have no authority to act for or represent the Partnership or General Partner in any way or otherwise be deemed an agent of the Partnership or General Partner. Nothing contained herein shall be deemed to require the Partnership or General Partner to take any action contrary to the Limited Partnership Agreement, the Certificate of Limited Partnership of the Partnership as from time to time in effect (the "Certificate of Limited Partnership"), or any applicable law or rule or regulation of any regulatory body, exchange, or board. Nothing herein contained shall constitute the Trading Manager and any other trading manager or managers for the Partnership, the General
Partner, or other member partnerships of the Cornerstone Funds or their trading managers as members of any partnership, joint venture, associa-tion, syndicate, or other entity, or be deemed to confer on any of them any express, implied, or apparent authority to incur any obligation or liability on behalf of any other.

       5.     Apportionment of Funds to the Trading Manager

              Effective as of the close of business on June 30, 1996, the General Partner will reallocate the Partnership's Net Assets. The Trading Manager will be allocated approximately 25% of the Partnership's Net Assets effective as of the date hereof. The General Partner agrees to apportion approximately 25% of the proceeds from any Exchanges (as defined in the Prospectus) to the Trading Manager. However, the General Partner may, in its absolute discretion, reapportion the funds of the Partnership among the trading managers for the Partnership (including the Trading Manager) when (i) an additional or replacement trading manager or managers are designated for the Partnership by the General Partner pursuant to Section 3 hereof; (ii) a trading manager for the Partnership is terminated; (iii) there is a 35% decline in the value of the Managed Net Assets (as defined in Section 7(c) hereof) of the Trading Manager or any other trading manager for the Partnership during any twelve consecu-tive month period (after adding back the amount of distributions, redemptions, exchanges, or reapportionments charged to such Managed Net Assets and subtracting increases in such Managed Net Assets from Units acquired by purchase or exchange or from reapportionments among trading managers during the relevant portion of such twelve consecutive month period); (iv) a fiscal year or "incentive period" (as defined in Section 7(a) hereof) of the Partnership ends; or (v) speculative position limits are exceeded or about to be exceeded in any one commodity by the Trading Manager or any other trading manager for the Partnership or any principal or affiliate thereof.

       6.     Commodity Broker

              The Trading Manager shall place orders for all transactions in commodity interests for the Partnership's account through such commodity broker or brokers as the General Partner shall direct. At the present time, Dean Witter Reynolds Inc., a Delaware corporation and an affiliate of the General Partner ("Dean Witter"), shall act as sole broker for the Partnership. Accordingly, the Trading Manager is hereby directed to place all orders for transactions in commodity interests for the Partnership's account through Dean Witter until the General Partner shall give the Trading Manager other instructions. The General Partner shall provide the Trading Manager with copies of brokerage statements. Notwithstanding that Dean Witter shall act as commodity broker for the Partnership, the Trading Manager may execute trades through floor brokers other than those employed by Dean Witter so long as arrangements are made for such floor brokers to "give-up" or transfer the positions to Dean Witter and provided that the rates charged by such floor brokers have been approved in advance by Dean Witter.

       7.     Fees

              (a) For the services to be rendered to the Partnership by the Trading Manager under this Agreement, the Partnership shall pay the Trading Manager the following fees:

              (i) A monthly management fee, without regard to whether the Partnership is profitable, equal to 1/3 of 1% of the "Managed Net Assets" (as defined in Section 7(c)) as of the end of each calendar month (a 4% annual rate) commencing with the month in which the Partnership begins to receive trading advice from the Trading Manager pursuant to this Agreement, adding back for purposes of determining such fee any incentive fees accrued or payable on such Managed Net Assets as of such date and without reduction for any distributions or redemptions accrued or payable as of such date.

              (ii) An annual incentive fee equal to the portion of 15 percent of the "New Appreciation" (as defined below), if any, in the value of the "Net Assets" (as defined in Section 7(c)) as of the last day of any "incentive period" (as defined below) as shall be allocated to the Trading Manager in accordance with the provisions set forth in Exhibit B annexed hereto.

              An "incentive period" shall be the twelve month period commencing on January 1 and ending on December 31.

              The term "Appreciation" shall mean (A) the value of the Net Assets as of the last day of any incentive period (reduced by management fees accrued or payable for the account of the Partnership for such incentive period, but before reduction for the current annual incentive fee, if any, accrued or payable for the account of the Partnership for such incentive period), minus (B) the highest value of Net Assets as of the last day of any preceding incentive period.

              The term "New Appreciation" means Appreciation increased by
(A) distributions and redemptions paid or payable on Units and (B) exchanges of Units for units of another member partnership of the Cornerstone Funds, and decreased by (C) contributions to the Partnership arising from Units acquired upon an exchange or from the continuing offering of Units and (D) interest income earned for the account of the Partnership, with each item of increase or decrease determined from the date of such highest value of Net Assets to the last day of the incentive period as of which such incentive fee calculation is made.

              The aggregate dollar amount of all distributions and redemptions paid or payable on Units and all exchange of Units shall be divided by the then number of trading managers for the Partnership (including the Trading Manager) and an equal dollar amount in respect of such distributions, redemptions, or exchanges shall be charged to the Managed Net Assets of each such trading manager unless the General Partner shall select an alternative means of allocation and shall so notify the trading managers. All incentive fees accrued at the end of a month or paid at the end of an incentive period shall be charged to the Managed Net Assets of each trading manager for the Partnership (including the Trading Manager) in the same manner and to the same extent as such amounts would or will be paid to each such trading manager as of the date of accrual or payment.

              It is understood that limited partners of the Partnership may redeem or exchange Units other than at the end of an incentive period and that accrued incentive fees, if any, shall be a deduction from the "Net Asset Value" (as defined in the Limited Partnership Agreement) of such Units upon redemption or exchange. The Partnership agrees that the incentive fee accrued on any such Units shall be paid to the Trading Manager in accordance with the terms of this Agreement as if a month-end were the end of an incentive period. Any amounts so paid to trading managers for the Partnership (including the Trading Manager) shall be deducted from any subsequent incentive fee to be paid as of the end of an incentive period which includes New Appreciation allocable to such Units.

              (b) If any payment shall have been made by the Partnership to the Trading Manager on account of New Appreciation in the value of the Net Assets and thereafter the Net Assets shall decline in value or fail to experience New Appreciation for any subsequent incentive period, the Trading Manager shall be entitled to retain such amounts previously paid by the Partnership in respect of New Appreciation. No subsequent payment based on New Appreciation as of the end of an incentive period shall be made to the Trading Manager, however, until the Partnership has again experienced New Appreciation and the Trading Manager has contributed thereto and is entitled to an allocation of such incentive fee.

              If this Agreement is terminated on a date other than the end of an incentive period, the incentive fee described above shall be determined as if such date were the end of an incentive period. If this Agreement is terminated on a date other than the end of a calendar month, the management fee described above shall be determined as if such date were the end of a month, but such fee shall be prorated based on the ratio of the number of trading days in the month through the date of termination to the total number of trading days in the month. If during any month (including the month in which the Partnership commences trading opera-tions) the Partnership does not conduct business operations, or suspends trading, or, as a result of an act or failure to act by the Trading Manager, is otherwise unable to utilize the trading advice of the Trading Manager on any of the trading days of that period for any reason, the management fee described above shall be prorated based on the ratio of the number of trading days in the month on which the Partnership engaged in trading operations to the total number of trading days in the month. The management fee payable to the Trading Manager for the month in which the Partnership begins to receive trading advice from the Trading Manager pursuant to this Agreement shall be prorated based on the ratio of the number of trading days in the month from the day the Partnership begins to receive such trading advice to the total number of trading days in the month.

              Any management or incentive fees payable to the Trading Manager pursuant to the foregoing provisions shall be paid within ten and thirty days, respectively, after the end of the applicable period.

              (c) As used herein, the term "Net Assets" shall mean the total assets of the Partnership, including all cash and cash equivalents (valued at cost), accrued interest, and the market value of all open commodity positions and other assets of the Partnership, less (i) one-half of the brokerage commissions that would be payable with respect to the closing of each of the Partnership's open commodity positions and (ii) all other liabilities of the Partnership, including incentive fees accrued or payable, determined in accordance with the principles specified in the Limited Partnership Agreement and, where no principle is specified, in accordance with generally accepted accounting principles consistently applied under the accrual basis of accounting.


              As used herein, the term "Managed Net Assets" shall mean the total assets of the Partnership allocated to the management of a trading manager (including the Trading Manager), including all cash and cash equivalents (valued at cost), accrued interest, and the market value of all open commodity positions and other assets allocated to such trading manager, less (i) one-half of the brokerage commissions that would be payable with respect to the closing of each of such trading manager's open commodity positions, (ii) its proportionate share of incentive fees for the Partnership accrued or payable pursuant to the provisions of this Section, and (iii) all other liabilities of the Partnership allocated to such trading manager, including brokerage commissions attributable to the trading manager and monthly management fees of the trading manager, determined in accordance with the principles specified in the Limited Partnership Agreement and, where no principle is specified, in accordance with generally accepted accounting principles consistently applied under the accrual basis of accounting.

              (d) The Trading Manager shall not receive any share of the brokerage commissions paid by the Partnership to any commodity broker, whether in the form of rebates or otherwise.

       8.     Term

              This Agreement shall continue in effect for a period of one year following the date of this Agreement. Thereafter, this Agreement shall be renewed automatically for additional one-year terms unless either the Partnership or the Trading Manager, upon written notice given not less than 60 days prior to the original termination date or any extended termination date, notifies the other party of its intention not to renew. This Agreement shall terminate if the Partnership terminates. The Partnership shall have the right to terminate this Agreement at any time without penalty upon 15 days' prior written notice to the Trading Manager. In addition, this Agreement may be terminated by the Partnership at any time without penalty upon written notice to the Trading Manager upon the occurrence of any of the following events: (i) the Trading Manager becomes bankrupt or insolvent; (ii) the Trading Manager is unable to use its trading system or methods as in effect on the date of this Agreement and as refined and modified in the future with the written consent of the General Partner for the benefit of the Partnership; (iii) the registra-tion, as a commodity trading advisor or otherwise, of the Trading Manager with the CFTC or its membership in the NFA is revoked, suspended, terminated, or not renewed or limited, conditioned, restricted or qualified in any respect; (iv) except as permitted in Section 14 hereof, the Trading Manager merges or consolidates with, or sells or otherwise transfers its advisory business, or all or a substantial portion of its assets, any portion of its commodity trading systems or methods, or its goodwill to, any individual or entity; (v) a decline in the Net Asset Value of a Unit, without taking into account distributions, if any, to less than 40% of the Net Asset Value of a Unit on the date that the Partnership commenced trading operations; (vi) a decline in the Net Asset Value of a Unit during any fiscal year to less than 50% of the Net Asset Value of a Unit as of the beginning of such fiscal year of the Partner-ship; (vii) a decline by 50% during any consecutive 12-month period in the value of the Net Assets managed by the Trading Manager (after adding back the amount of distributions, redemptions, exchanges or reapportionments charged to such Net Assets and subtracting increases in such Net Assets from Units acquired by Exchange or from reapportionments among Trading Managers during the relevant portion of such twelve consecutive month period); (viii) the Trading Manager violates any of the Partnership's trading policies or any administrative policy described in writing to the General Partner, except with the prior written consent of the General Partner; or (ix) the Trading Manager fails to perform any of its obligations under this Agreement. The indemnities set forth in Sections
9 and 10 hereof shall survive any termination of this Agreement.

       9.     Standard of Liability and Indemnity

              (a) Subject to Section 2 and Sections 10 through 14 hereof, the Trading Manager and its stockholders, directors, officers, employees, agents, and its or their respective successors and assigns shall not be liable to the Partnership, the General Partner, its stockholder, officers, directors, or employees, or any of its or their respective successors or assigns, except by reason of acts of, or omissions due to, bad faith, misconduct, or negligence, or for not having acted in good faith in the reasonable belief that such acts or omissions were in, or not opposed to, the best interests of the Partnership, or by reason of a material breach of this Agreement, or by reason of a breach of a representation or warranty in this Agreement.

              (b) The Partnership and the General Partner shall indemnify, defend, and hold harmless the Trading Manager, its stockholders, directors, officers, employees, and its or their respective successors and assigns from and against all liabilities (including in connection with the defense or settlement of claims) incurred in the performance of the services required by this Agreement, provided that a court of competent jurisdiction upon entry of final judgment shall find (or, if no final judgment is entered, an opinion is rendered to the Partnership by independent legal counsel) to the effect that such liability was not the result of bad faith, misconduct, or negligence on the part of the indemnified person, or that the conduct by the indemnified person was done in the good faith belief that it was in, or not opposed to, the best interests of the Partnership.`

              (c) The Trading Manager shall indemnify, defend, and hold harmless the Partnership, the General Partner, its stockholders, officers, directors, and employees, or any of its or their respective successors or assigns, from and against all liabilities incurred as a result of the activities of the Trading Manager, its stockholders, directors, officers, employees, agents, or its or their respective successors and assigns, provided that such liability arises out of, or is based upon, conduct by the Trading Manager or any of its stockholders, directors, officers, employees, agents, or its or their respective successors or assigns which is found by a court of competent jurisdiction upon entry of final judgment (or, if no final judgment is entered, by an opinion rendered to the Partnership by independent legal counsel) to be the result of bad faith, misconduct, or negligence, or conduct not done in the good faith belief that it was in, or not opposed to, the best interests of the Partnership.

              (d) The indemnities provided in this Section 9 by the Partnership and the General Partner to the Trading Manager and its stockholders, directors, officers, employees, and its or their respective successors and assigns shall be inapplicable in the event of any liability arising out of, or based upon, any misrepresentation or material breach of any warranty, covenant, or agreement of the Trading Manager contained in this Agreement to the extent caused by such event. Likewise, the indemnities provided in this Section 9 by the Trading Manager to the Partnership, the General Partner, its stockholders, officers, directors, and employees, and any of its or their respective successors and assigns shall be inapplicable in the event of (i) any liability arising out of, or based upon, any misrepresentation or material breach of any warranty, covenant, or agreement of the Partnership or the General Partner contained in this Agreement to the extent caused by such event or (ii) any event unrelated to the Trading Manager which occurred prior to the date of this Agreement.

       10.    Indemnification in Connection with the

              Registration Statement and the Prospectus

              (a) The Partnership and the General Partner shall indemnify, defend, and hold harmless the Trading Manager from and against any losses, claims, damages, or liabilities, joint or several, to which the Trading Manager may become subject, under the Act or otherwise, insofar as such losses, claims, damages, or liabilities (or actions in respect thereof) arise out of, or are based upon, any untrue or misleading statement or alleged untrue or misleading statement of any material fact contained in the Registration Statement, the Prospectus, or any amendment or supplement thereto, or any related preliminary prospectus, or arise out of, or are based upon, the omission or the alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein (in the case of the Prospectus, in light of the circumstances under which they were made) not misleading; provided, however, that the Partnership and the General Partner shall not be liable in any such case to the extent that any such loss, claim, damage, or liability arises out of, or is based upon, any untrue or misleading statement or omission made in any of such documents in reliance upon, and in conformity with, information furnished to the Partnership or the General Partner or any of their agents by or on behalf of the Trading
Manager or its agents. The Partnership and the General Partner also shall reimburse any legal or other expenses, including reasonable attorneys' fees, reasonably incurred by the Trading Manager in connection with investigating or defending any loss, claim, damage, liability, or action covered by this indemnity agreement. The indemnity agreement in this subsection (a) shall be in addition to any liability which the Partnership and the General Partner may otherwise have and shall extend, upon the same terms and conditions, to each officer, director, and employee of the Trading Manager and to each person, if any, who controls the Trading
Manager within the meaning of the Act.

              (b) The Trading Manager shall indemnify, defend, and hold harmless the Partnership, the General Partner, any member partnership of the Cornerstone Funds, and any other trading manager for the Partnership or for a member partnership of the Cornerstone Funds from and against any losses, claims, damages, or liabilities, joint or several, to which any indemnified person may become subject, under the Act or otherwise, insofar as such losses, claims, damages, or liabilities (or actions in respect thereof) arise out of, or are based upon, any untrue or misleading statement or alleged untrue or misleading statement of any material fact contained in the Registration Statement, the Prospectus, or any amendment or supplement thereto, or any related preliminary prospectus, or arise out of, or are based upon, the omission or the alleged omission to state therein a material fact required to be stated therein or necessary to make the statement therein (in the case of the Prospectus, in light of the circumstances under which they were made) not misleading, provided that any such loss, claim, damage, or liability arises out of, or is based upon, an untrue or misleading statement or omission or alleged untrue or misleading statement or omission made in any of such documents in reliance upon, and in conformity with, information furnished to the Partnership or the General Partner or any of their agents by or on behalf of the Trading Manager or its agents. The Trading Manager also shall reimburse any legal or other expenses, including reasonable attorneys' fees, reasonably incurred by any indemnified person in connection with investigating or defending any loss, claim, damage, liability, or action covered by this indemnity agreement. The indemnity agreement in this subsection (b) shall be in addition to any liability which the Trading Manager may otherwise have and shall extend, upon the same terms and conditions, to each partner, officer, director, and employee of any indemnified person and to each person, if any, who controls any indemnified person within the meaning of the Act.

              (c) Promptly after receipt by an indemnified party under this Section of notice of the commencement of any action, the indemnified party shall notify the indemnifying party of the commencement thereof if a claim in respect thereof is to be made against the indemnifying party under this Section; but the omission so to notify the indemnifying party shall not relieve the indemnifying party from any liability which the indemnifying party may have to any indemnified party under this Section (except where such omission shall have materially prejudiced the indemnifying party) or otherwise than under this Section. In case any action is brought against any indemnified party, and the indemnified party notifies the indemnifying party of the commencement thereof, the indemnifying party shall be entitled to participate therein and, to the extent that the indemnifying party may wish, jointly with any other indemnifying party similarly notified, to assume the defense thereof, with legal counsel satisfactory to the indemnified party, and after notice from the indemnifying party to the indemnified party of the indemnifying party's election so to assume the defense thereof, the indemnifying party shall not be liable to the indemnified party under this Section for any legal or other expenses subsequently incurred by the indemnified party in connection with the defense thereof other than reasonable costs of investigation. Notwithstanding any other provision of this Section, if in any claim as to which indemnify is or may be available any indemnified party reasonably determines that its interests are or may be adverse, in whole or in part, to the interests of the indemnifying party or that there may be legal defenses available to the indemnified party which are or may be different from, in addition to, or inconsistent with the defenses available to the indemnifying party, the indemnified party may retain its own legal counsel in connection with such claim, in which case the indemnified part shall be responsible for any legal or any other expenses, including reasonable attorneys' fees, incurred by or on behalf of it in connection with investigating or defending such claim.

       11.    Right to Advise Others and Uniformity of Acts and Practices

              (a) The Trading Manager is engaged in the business of advising investors as to the purchase and sale of commodity interests. During the term of this Agreement, subject to Section 11(c) hereof, the Trading Manager and its principals and affiliates may or will be advising other investors (including their officers, directors, and employees and their families, their principals and affiliates, and stockholders, officers, directors, and employees of such principals and affiliates and their families) and trading for their accounts. However, under no circumstances shall the Trading Manager or any of its principals or affiliates by any act or omission knowingly or deliberately favor any account advised or managed by the Trading Manager or any of its principals or affiliates over the account of the Partnership in any way or manner (other than by charging different management and/or incentive fees) or employ a trading system, method, or strategy on behalf of any other account advised or managed by the Trading Manager or any of its principals or affiliates which is materially different from the trading system, method or strategy employed by the Trading Manager on behalf of the Partnership's account unless: (i) the Trading Manager has first offered to employ such other system, method, or strategy on behalf of the Partnership's account and the General Partner has expressly declined such offer in writing, or (ii) the above-mentioned trading system, method, or strategy is only offered to a specific client (for whom the trading system, method, or strategy was customized) and is not offered to clients in the Trading Manager's Disclosure Document. The General Partner agrees to respond promptly to such requests. The Trading Manager and its principals and affiliates agree to treat the Partnership in a fiduciary capacity to the extent recognized by applicable law, but, subject to that standard and Section 11(c) hereof, the Trading Manager and its principals and affiliates shall be free to advise and manage accounts for other investors and shall be free to trade on the basis of the same trading system or other methods or strategies employed by the Trading Manager for the account of the Partnership, or trading systems, methods, or strategies which are entirely independent of, or materially different from (if the General Partner has expressly declined such offer pursuant to the preceding sentence), those employed for the account of the Partnership, and shall be free to compete for the same commodity interests as the Partnership or to take positions opposite to the Partnership, where such actions do not knowingly or deliberately favor any of such accounts over the account of the Partnership. At the request of the General Partner, the Trading Manager shall use its best efforts to make available for inspection and copying by the General Partner copies of the normal monthly, quarterly, and annual (as the case may be) reports sent to participants in commodity pools (without identifying such participants) for which the Trading Manager or any of its principals or affiliates acts as a commodity trading advisor and similar information with respect to any other accounts of theirs with respect to which such reports are not required to be delivered. At the request of the General Partner, the Trading Manager and its principals and affiliates shall provide the General Partner with a written explanation, acceptable to the General Partner, of material differences in performance between the Partnership's account and such other accounts.

              (b) Subject to Section 11(c) hereof, the Trading Manager and its principals and affiliates shall not be restricted as to the number of nature of their clients, except that: (i) they shall not accept additional advisory clients or open additional positions in commodity interests if to do so would result in aggregate positions in any one commodity exceeding the applicable speculative position limits of the CFTC or any other regulatory body, exchange, or board having jurisdiction; and
(ii) if they at any time become aware that the positions in commodity interests of the Partnership, the Trading Manager, or any principal or affiliate of the Trading Manager (either alone or aggregated with the positions of any other person) exceed or are about to exceed applicable speculative position limits of the CFTC or any other regulatory body, exchange, or board having jurisdiction, they shall immediately notify the General Partner of that fact and shall take such action, consistent with their fiduciary responsibility to the Partnership, their obligation not to favor any other account over the Partnership's account, and their obligations under this Agreement, as may be necessary to prevent to the extent possible the significant modification of positions taken or intended for the Partnership.

              (c) The Trading Manager represents and agrees that so long as the Trading Manager acts as a trading manager for the Partnership, neither the Trading Manager nor any of its principals or affiliates shall hold knowingly any position or control any other account which would cause the Partnership, the Trading Manager, or the principals or affiliates of the Trading Manager to be in violation of the Commodity Exchange Act (the "CEAct") or any regulations promulgated thereunder, any applicable rule or regulation of the CFTC or any other regulatory body, exchange, or board. The Trading Manager further represents and agrees that neither the Trading Manager nor any of its principals or affiliates shall render commodity trading advice to any other individual or entity or otherwise engage in activity which shall knowingly cause positions in commodity interests to be attributed to the Trading Manager or any of its principals or affiliates under the rules or regulations of the CFTC or any other regulatory body, exchange, or board so as to require the significant modification of positions taken or intended for the account of the Partnership. If applicable speculative position limits are exceeded by the Trading Manager or any of its principals or affiliates in the opinion of independent legal counsel (who shall be other than counsel to the Partnership), the CFTC, or any other regulatory body, exchange, or board, the Trading Manager and its principals and affiliates shall promptly liquidate positions in all of their accounts, including the Partnership's account, as to which positions are attributed to the Trading Manager or any of its principals or affiliates as nearly as possible in proportion to their respective equities to the extent necessary to comply with the applicable position limits and shall deliver to the General Partner a written explanation of the manner in which it or they complied with this provision.

       12.    Additional Undertakings by the Trading Manager

              The Trading Manager warrants and agrees that neither the Trading Manager nor any of its stockholders, officers, directors, employees, principals, affiliates, or any of the officers, directors, employees, or stockholders of such principals or affiliates shall knowingly use or distribute the Certificate of Limited Partnership, any amendment thereto, or any list excerpted or complied therefrom containing the names and/or residence addresses of, and/or other biographical information about, the limited partners of the Partnership for the purpose of soliciting any such person for a commodity pool or commodity trading program similar in nature to the Partnership.

       13.    Aggregation

              If it should prove necessary, in the reasonable opinion of the legal counsel to the Partnership with respect to commodity interests subject to speculative position limits established by the CFTC, an exchange, or any other commodity trading regulatory agency or authority, for positions in commodity interests taken by the Trading Manager for the account of the Partnership to be aggregated, for purposes of speculative position limits, with positions in commodity interests taken by each of the other trading managers for the account of the Partnership, or if an order to that effect is made by the CFTC, such exchange, or such other agency or authority, the General Partner may require the Trading Manager and each other trading manager affected thereby to utilize only that portion of the speculative position limit in each commodity interest as the General Partner shall determine from time to time in its sole discretion.

       14.    Merger or Transfer of Assets of Trading Manager

              The Trading Manager may merge or consolidate with, or sell or otherwise transfer its advisory business, or all or a substantial portion of its assets or its goodwill to, any entity that directly or indirectly is controlled by, controls, or is under common control with, the Trading Manager, provided that such entity expressly assumes all obligations of the Trading Manager under this Agreement and agrees to continue to operate the business of the Trading Manager, substantially as such business is being conducted on the date hereof, as a separate and distinct division of such entity. The Trading Manager agrees to provide written notice to the General Partner at least 30 days before the effective date of any such merger, consolidation, sale, or transfer, whether permitted under this Section or otherwise.

       15.    Complete Agreement

              This Agreement constitutes the entire agreement among the parties with respect to the matters referred to herein, and no other agreement, verbal or otherwise, shall be binding as among the parties unless it is in writing and signed by the party against whom enforcement is sought.


       16.    Assignment

              This Agreement may not be assigned by any party hereto without the prior written consent of the other parties hereto, except that the Partnership and General Partner may assign this Agreement to any entity that directly or indirectly controls, is controlled by, or is under common control with, them, and the Trading Manager may assign this Agreement to a successor entity expressly permitted under Section 17 hereof.


       17.    Amendment; Waiver

              This Agreement may not be amended except by a written instrument signed by the parties hereto. No waiver of any provision of this Agreement shall be implied from any course of dealing between or among the parties hereto or from any failure by any party hereto to assert its rights hereunder on any occasion or series of occasions.

       18.    Severability

              The invalidity or unenforceability of any provision of this Agreement or any covenant herein contained shall not affect the validity or enforceability of any other provision or covenant hereof or herein contained, and any such invalid provision or covenant shall be deemed to be severable.

       19.    Notices

              All notices required or desired to be delivered under this Agreement shall be in writing and shall be effective when delivered personally on the day delivered or, when given by registered or certified mail, postage prepaid, return receipt requested, on the second business day following the day on which it is so mailed, addressed as follows (or to such other address as the party entitled to notice shall hereafter designate in accordance with the terms hereof):

                     if to the Partnership or the General Partner:

                     c/o Demeter Management Corporation

                     2 World Trade Center, 62nd Floor

                     New York, New York  10048

                     Attn:  Mr. Mark J. Hawley, President

                     and with copies to:

                     Dean Witter Reynolds Inc.

                     130 Liberty Street

                     New York, New York  10006

                     Attn:  Michael T. Gregg, Esq.

and

                     Cadwalader, Wickersham & Taft

                     100 Maiden Lane

                     New York, New York  10038

                     Attn:  Edwin L. Lyon, Esq.

                     if to the Trading Manager:

                     Abraham Trading Co.

                     Moody Building

                     2nd & Main

                     Canadian, Texas  79014

                     Attn:  Salem A. Abraham

       20.    Survival

              The provisions of this Agreement shall survive the termination of this Agreement with respect to any matter arising while this Agreement was in effect, provided that the restriction in Section 11(c) hereof shall not survive the termination of this Agreement.

       21.    Governing Law

              This Agreement shall be governed by, and construed in accordance with, the law of the State of New York (excluding the law thereof which requires the application of or reference to the law of any other jurisdiction).

       22.    Consent to Jurisdiction

              The parties hereto agree that any action or proceeding arising directly, indirectly, or otherwise in connection with, out of, related to, or from this Agreement, any breach hereof, or any transaction covered hereby, shall be resolved, whether by arbitration or otherwise, within the County, City, and State of New York. Accordingly, the parties consent and submit to the jurisdiction of the federal and state courts and any applicable arbitral body located within the County, City, and State of New York. The parties further agree that any such action or proceeding brought by either party to enforce any right, assert any claim, or obtain any relief whatsoever in connection with this Agreement shall be brought by such party exclusively in the federal or state courts, or if appropri-ate before an arbitral body, located within the County, City, and State of New York.

       23.    Counterparts

              This Agreement may be executed in counterparts, each of which shall be deemed an original but all of which together shall constitute one and the same instrument.

       24.    Headings

              Headings to sections herein are for the convenience of the parties only and are not intended to be a part of or to affect the meaning or interpretation of this Agreement.

              IN WITNESS WHEREOF, this Agreement has been executed for and on behalf of the undersigned as of the day and year first above written.

                                          DEAN WITTER CORNERSTONE FUND III

                                          By:  Demeter Management Corporation,

                                                      General Partner


                                          By:_________________________________

                                               Mark J. Hawley, President


                                          DEMETER MANAGEMENT CORPORATION



                                          By:_______________________________

                                               Mark J. Hawley, President


                                          ABRAHAM TRADING CO.



                                          By:_______________________________

EXHIBIT A

TRADING AUTHORIZATION

Abraham Trading Co.

Moody Building

2nd & Main

Canadian, Texas  79014

Dear Sirs:

                     Dean Witter Cornerstone Fund III, a New York limited partnership (the "Partnership"), does hereby make, constitute, and appoint Abraham Trading Co. (the "Trading Manager") as the Partnership's agent and attorney-in-fact to purchase and sell commodity interests through Dean Witter Reynolds Inc., as commodity broker, as described in and in accordance with the terms of the Management Agreement dated as of July 1, 1996 among the Partnership, Demeter Management Corporation and the Trading Manager, until further notice to the Trading Manager.

                     This authorization shall terminate and be null, void, and of no further effect simultaneously with the termination of the said Management Agreement.

                                          Very truly yours,

                                          DEAN WITTER CORNERSTONE FUND III

                                          By:  Demeter Management Corporation,

                                                   General Partner

                                          By:______________________________

                                                    Mark J. Hawley
Dated:  July 1, 1996

EXHIBIT B



                     The total Partnership incentive fee, F, in any incentive period is the sum of the incentive fees payable as a result of New Appreciation. The change in New Appreciation each incentive period shall for accounting purposes be apportioned each incentive period among all of the trading managers for the Partnership in accordance with their net contribution, after allocations for expenses and fees as described above, to the change in New Appreciation. Thus, if the total change in New Appreciation during the incentive period is X, then

X = A + B + C

where A, B, and C are the contributions of each of the trading managers to the total change in New Appreciation. The General Partner shall prepare, update annually, and maintain running totals of A, B, and C as indicators of the cumulative contributions of each trading manager. Thus, the cumulative sum of the value of A, TA, represents the total contribution of trading manager A to New Appreciation since the inception of trading on behalf of the Partnership by such trading manager. Similarly, the values TB and TC are the cumulative contributions of trading managers B and C, respectively.

                     The General Partner shall maintain a record of cumulative total Partnership incentive fees and cumulative incentive fees paid to each trading manager. The cumulative total Partnership incentive fee, TF, shall equal the sum of all Partnership incentive fees paid. The cumulative total of incentive fees paid to trading manager A, PA, shall equal the sum of all prior incentive fees received by that trading manager. Similarly, the values PB and PC are the cumulative total of incentive fees paid to trading managers B and C, respectively. Since the incentive fees are allocated among the Partnership's trading managers, then

TF = PA + PB + PC

Consequently, the following three ratios are indicators of cumulative incentive fee payments relative to cumulative performance for each trading manager:

PA/TA     PB/TB     PC/TC

To the extent possible, the goal of the allocation rules of the next paragraph is to equalize these indicators for each trading manager, i.e., to make cumulative individual incentive fee payments proportional to cumulative individual performance.

                     At the end of each incentive period, the following rules shall be used to allocate the total Partnership incentive fee, F, among each trading manager:

                     1) A trading manager whose total contribution is zero shall receive no incentive fee. Thus, if at the end of the incentive period, TB is zero, trading manager B shall not receive a portion of the fee, F.

              2) The total Partnership fee, F, shall be allocated among trading managers one dollar at a time. Each successive dollar will be given to the trading manager with the lowest ratio of cumulative payments to cumulative performance. Thus, if PB/TB is less than both PA/TA and PC/TC, then trading manager B is given the next dollar. The values of PA, PB, and PC and the ratios PA/TA, PB/TB, and PC/TC are then recalculated before allocating the next dollar. Thus, the trading manager(s) with the lowest ratio continues to receive dollars until his ratio is larger than one of the other trading managers.

                     3) Each trading manager shall be entitled to retain any incentive fees paid in any prior incentive period.
                            MANAGEMENT AGREEMENT

                     THIS AGREEMENT, made the 1st day of July, 1996 among DEAN WITTER CORNERSTONE FUND III, a New York limited partnership (the "Partnership"), DEMETER MANAGEMENT CORPORATION, a Delaware corporation (the "General Partner"), and ABRAHAM TRADING CO., a Texas corporation (the "Trading Manager");

W I T N E S S E T H:

                     WHEREAS, the Partnership has been organized to engage in speculative trading of commodities (including foreign currencies, mortgage-backed securities, money market instruments, and any other securities or items which are now or may hereafter be the subject of futures contract trading), commodity futures contracts, commodity forward contracts, foreign exchange commitments, commodity options, spot (cash) commodities and currencies, and any rights pertaining thereto (hereinafter referred to as "commodity interests"); the Trading Manager has extensive experience trading in commodity interests and is willing to provide certain services and undertake certain obligations as set forth herein;

                     WHEREAS, the Partnership is a member partnership of the Dean Witter Cornerstone Funds (the "Cornerstone Funds") by entering into an agreement pursuant to which units of limited partnership interest ("Units") of such member partnerships will be sold to investors in a common offering under the Securities Act of 1933, as amended (the "Act"), pursuant to a Registration Statement on Form S-1 (No. 2-88587) (as amended from time to time, the "Registration Statement") and the Prospectus, constituting a part thereof (as amended and supplemented, the "Prospec-tus"), and thereafter, pursuant to which such Units can be exchanged by a limited partner of a member partnership of the Cornerstone Funds at the end of any month for Units of other member partnerships of the Cornerstone Funds at 100% of the respective Net Asset Value thereof;
                     WHEREAS, the Partnership desires the Trading Manager to act as a trading manager for the Partnership and to make investment decisions with respect to commodity interests for its allocated share of the Partnership's Net Assets and the Trading Manager desires so to act;
and

                     WHEREAS, the Partnership, the General Partner, and the Trading Manager wish to enter into this Management Agreement which, among other things, set forth certain terms and conditions upon which the Trading Manager will conduct a portion of the Partnership's commodity interest trading;

                     NOW, THEREFORE, the parties hereto hereby agree as follows:

                     1. Undertakings in Connection with the Offering of Units

                     (a) The Trading Manager agrees with respect to the continuing offering of Units: (i) to make all disclosures regarding itself, its principals and affiliates, its trading performance, its trading systems, methods, and strategies (subject to the need to preserve the secrecy of proprietary information concerning such systems, methods, and strategies), any client accounts over which it has direct or indirect discretionary trading authority (other than the names of such clients), and otherwise as the Partnership may reasonably require (x) to be made in the Partnership's Prospectus required by Section 4.21 of the regulations of the CFTC, including any amendments or supplements thereto, or (y) to comply with any applicable federal or state law or rule or regulation, including those of the Securities and Exchange Commission (the "SEC"), the CFTC, the National Futures Association (the "NFA"), the National Association of Securities Dealers, Inc. (the "NASD") or any other regulatory body, exchange, or board; and (ii) otherwise to cooperate with the Partnership and the General Partner by providing information regarding the Trading Manager in connection with the preparation and filing of the Registration Statement and Prospectus, including any amendments or supplements thereto, with the SEC, CFTC, NFA, NASD, and with appropriate governmental authorities as part of making application for registration of the Units under the securities or Blue Sky laws of such jurisdictions as the Partnership may deem appropriate. As used herein, the term "princi-pal" shall have the same meaning as defined in Section 4.10(e)(1) of the CFTC Regulations and the term "affiliate" shall mean an entity or individual (including a stockholder, director, officer, employee, or agent) or entity that directly or indirectly controls, is controlled by, or is under common control with, any other entity or individual.

                     (b) If, while Units continue to be offered and sold, the Trading Manager becomes aware of any untrue or misleading statement or omission in the Registration Statement or the Prospectus regarding the Trading Manager, its principals or affiliates, their trading performance, or their trading systems, methods, or strategies, or of the occurrence of any event of change in circumstances which would result in their being any such untrue or misleading statement or omission, the Trading Manager shall immediately notify the General Partner in writing and shall cooperate with it in the preparation of any necessary amendments or supplements to the Registration Statement or the Prospectus. Neither the Trading Manager nor any of its principals or affiliates, or any stockholders, officers, directors, employees, or agents thereof, shall use or distribute the Registration Statement, Prospectus (including any final, amended, or supplemented prospectus), or selling literature or shall engage in any selling activities whatsoever in connection with the offering of Units.

                     2.     Duties of the Trading Manager

                     (a) The Trading Manager hereby agrees to act as a Trading Manager for the Partnership and, as such, shall have sole authority and responsibility for directing the investment and reinvestment of its allocable share of Net Assets of the Partnership pursuant to its trading program on the terms and conditions and in accordance with the prohibitions and trading policies set forth in this Agreement, the Partnership's Limited Partnership Agreement as from time to time in effect (the "Limited Partnership Agreement"), and the Prospectus; provided, however, that the General Partner may override the instructions of the Trading Manager to the extent necessary (i) to comply with the trading policies of the Partnership as described in the Prospectus and Limited Partnership Agreement and with applicable speculative position limits,
(ii) to fund any distributions, redemptions, or reapportionments among other trading managers to the Partnership, (iii) to pay the Partnership's expenses, (iv) to the extent the General Partner believes doing so is necessary for the protection of the Partnership, (v) to terminate the commodity interests trading of the Partnership, or (vi) to comply with any applicable law or regulation. The General Partner agrees not to override any such instructions for the reasons specified in clauses (ii) or (iii) of the preceding sentence unless the Trading Manager fails to comply with a request of the General Partner to make the necessary amount of funds available to the Partnership within five days of such request. The Trading Manager shall not be liable for the consequences of any decision by the General Partner to override instructions of the Trading Manager, except to the extent that the Trading Manager is in breach of this Agreement. In performing services for the Partnership, the Trading Manager may not materially alter or change the program used by the Trading Manager in investing and reinvesting its allocable share of the Partnership's Net Assets in commodity interest contracts as described in the Trading Manager's Disclosure Document dated June 20, 1996 (a copy of which has been received by the General Partner) without the prior consent of the General Partner.

                     (b)    The Trading Manager shall:

                            (i)    Exercise good faith and due care in trading
commodity interests for the account of the Partnership in accordance with the prohibitions and trading policies of the Partnership as described in the Prospectus and Limited Partnership Agreement to the Trading Manager and the trading systems, methods, and strategies of the Trading Manager described in the Prospectus, with such changes and additions to such trading systems, methods or strategies as the Trading Manager, from time to time, incorporates into its trading approach for accounts the size of the Partnership.

                            (ii)   Subject to reasonable assurances of
confidentiality by the General Partners and the Partnership, provide the General Partner, within 30 days of a request therefor by the General Partner, with information comparing the performance of the Partnership's account and the performance of all other client accounts directed by the Trading Manager using the trading systems used by the Trading Manager for the Partnership over a specified period of time. In providing such information, the Trading Manager may take such steps as are necessary to assure the confidentiality of the Trading Manager's clients' identities. The Trading Manager shall, upon the General Partner's request, consult with the General Partner concerning any discrepancies between the performance of such other accounts and the Partnership's account. The Trading Manager shall promptly inform the General Partner of any material discrepancies of which the Trading Manager is aware. The General Partner acknowledges that different trading strategies or methods may be utilized for differing sizes of accounts, accounts with different trading policies, accounts experiencing differing inflows or outflows of equity, accounts which commence trading at different times, accounts with different fee structures, accounts which have different portfolios or different fiscal years and that such differences may cause divergent trading results.

                            (iii)  Upon request of the General Partner and
subject to reasonable assurances of confidentiality by the General Partner and the Partnership, provide the General Partner with all material information concerning the Trading Manager other than proprietary information (including, without limitation, information relating to changes in control, personnel, trading approach, or financial condition). The General Partner acknowledges that all trading instructions made by the Trading Manager will be held in confidence by the General Partner, except to the extent necessary to conduct the business of the Partnership or as required by law.

                            (iv)   Inform the General Partner when the Trading
Manager's open positions maintained by the Trading Manager exceed the Trading Manager's applicable speculative position limits.

                     (c) All purchases and sales of commodity interests pursuant to this Agreement shall be for the account and at the risk of the Partnership and not for the account or at the risk of the Trading Manager or any of its stockholder, directors, officers, employees, or any other person, if any, who controls the Trading Manager within the meaning of the Act. All brokerage commissions arising from the trading by the Trading Manager shall be for the account of the Partnership, but shall only be charged against the assets of the Partnership managed by the Trading Manager.

                     (d) Notwithstanding any provision of this Agreement to the contrary, the Trading Manager shall assume financial responsibility for any errors committed or caused by it in transmitting orders for the purchase or sale of commodity interests for the Partnership's account, including payment to the commodity broker of the floor brokerage commissions, exchange and NFA fees, and other transaction charges and give-up charges incurred by the commodity broker on such trades but only for the amount of the commodity broker's out-of-pocket costs in respect thereof. The Trading Manager's errors shall include, but not be limited to, inputting improper trading signals or communicating incorrect orders to any commodity broker for the Partnership. However, the Trading Manager shall not be responsible for errors committed or caused by any commodity broker for the Partnership. The Trading Manager and any commodity broker for the Partnership each shall have an affirmative obligation to notify promptly the other party of its own errors, and the Trading Manager shall use its best efforts to identify and promptly notify the General Partner of any order or trade which the Trading Manager reasonably believes was not executed in accordance with its instructions to any commodity broker for the Partnership.

                     (e) Prior to the commencement of trading by the Trading Manager on behalf of the Partnership, the General Partner, on behalf of the Partnership, shall deliver to the Trading Manager a trading authorization in the form annexed hereto as Exhibit A appointing the Trading Manager the Partnership's attorney-in-fact for such purpose.
                     3.     Designation of Additional Trading Managers

                     The Trading Manager understands and agrees that if the General Partner at any time deems it to be in the best interests of the Partnership, the General Partner may designate and retain an additional trading manager or managers for the Partnership and may apportion to such additional trading manager(s) the management of such amounts of "Net Assets" (as defined in Section 7(c) hereof) as the General Partner shall determine in its absolute discretion. The replacement of any trading manager for the Partnership by the General Partner shall not require any approval of the existing trading managers (including the Trading Manager). The designation and retention of an additional or replacement trading manager or managers and the apportionment of Net Assets to any such trading manager(s) pursuant to this Section 3 shall neither terminate this Agreement nor modify in any regard the respective rights and obligations of the Partnership, the General Partner, and the Trading Manager hereunder.

                     4.     Trading Manager Independent

                     For all purposes of this Agreement, the Trading Manager shall be deemed to be an independent contractor and shall, unless otherwise expressly provided herein or authorized, have no authority to act for or represent the Partnership or General Partner in any way or otherwise be deemed an agent of the Partnership or General Partner.
Nothing contained herein shall be deemed to require the Partnership or General Partner to take any action contrary to the Limited Partnership Agreement, the Certificate of Limited Partnership of the Partnership as from time to time in effect (the "Certificate of Limited Partnership"), or any applicable law or rule or regulation of any regulatory body, exchange, or board. Nothing herein contained shall constitute the Trading Manager and any other trading manager or managers for the Partnership, the General Partner, or other member partnerships of the Cornerstone Funds or their trading managers as members of any partnership, joint venture, associa-tion, syndicate, or other entity, or be deemed to confer on any of them any express, implied, or apparent authority to incur any obligation or liability on behalf of any other.

                     5.     Apportionment of Funds to the Trading Manager

                     Effective as of the close of business on June 30, 1996, the General Partner will reallocate the Partnership's Net Assets. The Trading Manager will be allocated approximately 25% of the Partnership's
Net Assets effective as of the date hereof. The General Partner agrees to apportion approximately 25% of the proceeds from any Exchanges (as defined in the Prospectus) to the Trading Manager. However, the General Partner may, in its absolute discretion, reapportion the funds of the Partnership among the trading managers for the Partnership (including the Trading Manager) when (i) an additional or replacement trading manager or managers are designated for the Partnership by the General Partner pursuant to Section 3 hereof; (ii) a trading manager for the Partnership is terminated; (iii) there is a 35% decline in the value of the Managed
Net Assets (as defined in Section 7(c) hereof) of the Trading Manager or any other trading manager for the Partnership during any twelve consecu-tive month period (after adding back the amount of distributions, redemptions, exchanges, or reapportionments charged to such Managed Net Assets and subtracting increases in such Managed Net Assets from Units acquired by purchase or exchange or from reapportionments among trading managers during the relevant portion of such twelve consecutive month period); (iv) a fiscal year or "incentive period" (as defined in Section 7(a) hereof) of the Partnership ends; or (v) speculative position limits are exceeded or about to be exceeded in any one commodity by the Trading Manager or any other trading manager for the Partnership or any principal or affiliate thereof.

                     6.     Commodity Broker

                     The Trading Manager shall place orders for all transactions in commodity interests for the Partnership's account through such commodity broker or brokers as the General Partner shall direct. Atthe present time, Dean Witter Reynolds Inc., a Delaware corporation and an affiliate of the General Partner ("Dean Witter"), shall act as sole broker for the Partnership. Accordingly, the Trading Manager is hereby directed to place all orders for transactions in commodity interests for the Partnership's account through Dean Witter until the General Partner shall give the Trading Manager other instructions. The General Partner shall provide the Trading Manager with copies of brokerage statements. Notwithstanding that Dean Witter shall act as commodity broker for the Partnership, the Trading Manager may execute trades through floor brokers other than those employed by Dean Witter so long as arrangements are made for such floor brokers to "give-up" or transfer the positions to Dean Witter and provided that the rates charged by such floor brokers have been approved in advance by Dean Witter.

                     7.     Fees

                     (a) For the services to be rendered to the Partnership by the Trading Manager under this Agreement, the Partnership shall pay the Trading Manager the following fees:

                     (i) A monthly management fee, without regard to whether the Partnership is profitable, equal to 1/3 of 1% of the "Managed Net Assets" (as defined in Section 7(c)) as of the end of each calendar month (a 4% annual rate) commencing with the month in which the Partner-ship begins to receive trading advice from the Trading Manager pursuant to this Agreement, adding back for purposes of determining such fee any incentive fees accrued or payable on such Managed Net Assets as of such date and without reduction for any distributions or redemptions accrued or payable as of such date.

                     (ii) An annual incentive fee equal to the portion of 15 percent of the "New Appreciation" (as defined below), if any, in the value of the "Net Assets" (as defined in Section 7(c)) as of the last day of any "incentive period" (as defined below) as shall be allocated to the Trading Manager in accordance with the provisions set forth in Exhibit B annexed hereto.

                     An "incentive period" shall be the twelve month period commencing on January 1 and ending on December 31.

                     The term "Appreciation" shall mean (A) the value of the Net Assets as of the last day of any incentive period (reduced by management fees accrued or payable for the account of the Partnership for such incentive period, but before reduction for the current annual incentive fee, if any, accrued or payable for the account of the Partnership for such incentive period), minus (B) the highest value of Net Assets as of the last day of any preceding incentive period.

                     The term "New Appreciation" means Appreciation increased by (A) distributions and redemptions paid or payable on Units and (B) exchanges of Units for units of another member partnership of the Cornerstone Funds, and decreased by (C) contributions to the Partnership arising from Units acquired upon an exchange or from the continuing offering of Units and (D) interest income earned for the account of the Partnership, with each item of increase or decrease determined from the date of such highest value of Net Assets to the last day of the incentive period as of which such incentive fee calculation is made.

                     The aggregate dollar amount of all distributions and redemptions paid or payable on Units and all exchange of Units shall be divided by the then number of trading managers for the Partnership (including the Trading Manager) and an equal dollar amount in respect of such distributions, redemptions, or exchanges shall be charged to the Managed Net Assets of each such trading manager unless the General Partner shall select an alternative means of allocation and shall so notify the trading managers. All incentive fees accrued at the end of a month or paid at the end of an incentive period shall be charged to the Managed Net Assets of each trading manager for the Partnership (including the Trading Manager) in the same manner and to the same extent as such amounts would or will be paid to each such trading manager as of the date of accrual or payment.


                     It is understood that limited partners of the Partner-ship may redeem or exchange Units other than at the end of an incentive period and that accrued incentive fees, if any, shall be a deduction from the "Net Asset Value" (as defined in the Limited Partnership Agreement) of such Units upon redemption or exchange. The Partnership agrees that the incentive fee accrued on any such Units shall be paid to the Trading Manager in accordance with the terms of this Agreement as if a month-end were the end of an incentive period. Any amounts so paid to trading managers for the Partnership (including the Trading Manager) shall be deducted from any subsequent incentive fee to be paid as of the end of an incentive period which includes New Appreciation allocable to such Units.

                     (b) If any payment shall have been made by the Partnership to the Trading Manager on account of New Appreciation in the value of the Net Assets and thereafter the Net Assets shall decline in value or fail to experience New Appreciation for any subsequent incentive period, the Trading Manager shall be entitled to retain such amounts previously paid by the Partnership in respect of New Appreciation. No subsequent payment based on New Appreciation as of the end of an incentive period shall be made to the Trading Manager, however, until the Partner-ship has again experienced New Appreciation and the Trading Manager has contributed thereto and is entitled to an allocation of such incentive fee.

                     If this Agreement is terminated on a date other than the end of an incentive period, the incentive fee described above shall be determined as if such date were the end of an incentive period. If this Agreement is terminated on a date other than the end of a calendar month, the management fee described above shall be determined as if such date were the end of a month, but such fee shall be prorated based on the ratio of the number of trading days in the month through the date of termination to the total number of trading days in the month. If during any month (including the month in which the Partnership commences trading opera-tions) the Partnership does not conduct business operations, or suspends trading, or, as a result of an act or failure to act by the Trading
Manager, is otherwise unable to utilize the trading advice of the Trading Manager on any of the trading days of that period for any reason, the management fee described above shall be prorated based on the ratio of the number of trading days in the month on which the Partnership engaged in trading operations to the total number of trading days in the month. The management fee payable to the Trading Manager for the month in which the Partnership begins to receive trading advice from the Trading Manager pursuant to this Agreement shall be prorated based on the ratio of the number of trading days in the month from the day the Partnership begins to receive such trading advice to the total number of trading days in the month.

                     Any management or incentive fees payable to the Trading Manager pursuant to the foregoing provisions shall be paid within ten and thirty days, respectively, after the end of the applicable period.

                     (c) As used herein, the term "Net Assets" shall mean the total assets of the Partnership, including all cash and cash equivalents (valued at cost), accrued interest, and the market value of all open commodity positions and other assets of the Partnership, less (i) one-half of the brokerage commissions that would be payable with respect to the closing of each of the Partnership's open commodity positions and
(ii) all other liabilities of the Partnership, including incentive fees accrued or payable, determined in accordance with the principles specified in the Limited Partnership Agreement and, where no principle is specified, in accordance with generally accepted accounting principles consistently applied under the accrual basis of accounting.

                     As used herein, the term "Managed Net Assets" shall mean the total assets of the Partnership allocated to the management of a trading manager (including the Trading Manager), including all cash and cash equivalents (valued at cost), accrued interest, and the market value of all open commodity positions and other assets allocated to such trading manager, less (i) one-half of the brokerage commissions that would be payable with respect to the closing of each of such trading manager's open commodity positions, (ii) its proportionate share of incentive fees for the Partnership accrued or payable pursuant to the provisions of this Section, and (iii) all other liabilities of the Partnership allocated to such trading manager, including brokerage commissions attributable to the trading manager and monthly management fees of the trading manager, determined in accordance with the principles specified in the Limited Partnership Agreement and, where no principle is specified, in accordance with generally accepted accounting principles consistently applied under the accrual basis of accounting.

                     (d) The Trading Manager shall not receive any share of the brokerage commissions paid by the Partnership to any commodity broker, whether in the form of rebates or otherwise.

                     8.     Term

                     This Agreement shall continue in effect for a period of one year following the date of this Agreement. Thereafter, this Agreement shall be renewed automatically for additional one-year terms unless either the Partnership or the Trading Manager, upon written notice given not less than 60 days prior to the original termination date or any extended termination date, notifies the other party of its intention not to renew. This Agreement shall terminate if the Partnership terminates. The Partnership shall have the right to terminate this Agreement at any time without penalty upon 15 days' prior written notice to the Trading Manager. In addition, this Agreement may be terminated by the Partnership at any time without penalty upon written notice to the Trading Manager upon the occurrence of any of the following events: (i) the Trading Manager becomes bankrupt or insolvent; (ii) the Trading Manager is unable to use its trading system or methods as in effect on the date of this Agreement and as refined and modified in the future with the written consent of the General Partner for the benefit of the Partnership; (iii) the registra-tion, as a commodity trading advisor or otherwise, of the Trading Manager with the CFTC or its membership in the NFA is revoked, suspended, terminated, or not renewed or limited, conditioned, restricted or qualified in any respect; (iv) except as permitted in Section 14 hereof, the Trading Manager merges or consolidates with, or sells or otherwise transfers its advisory business, or all or a substantial portion of its assets, any portion of its commodity trading systems or methods, or its goodwill to, any individual or entity; (v) a decline in the Net Asset
Value of a Unit, without taking into account distributions, if any, to less than 40% of the Net Asset Value of a Unit on the date that the Partnership commenced trading operations; (vi) a decline in the Net Asset Value of a Unit during any fiscal year to less than 50% of the Net Asset Value of a Unit as of the beginning of such fiscal year of the Partner-ship; (vii) a decline by 50% during any consecutive 12-month period in the value of the Net Assets managed by the Trading Manager (after adding back the amount of distributions, redemptions, exchanges or reapportionments charged to such Net Assets and subtracting increases in such Net Assets from Units acquired by Exchange or from reapportionments among Trading Managers during the relevant portion of such twelve consecutive month period); (viii) the Trading Manager violates any of the Partnership's trading policies or any administrative policy described in writing to the General Partner, except with the prior written consent of the General Partner; or (ix) the Trading Manager fails to perform any of its obligations under this Agreement. The indemnities set forth in Sections
9 and 10 hereof shall survive any termination of this Agreement.

                     9.     Standard of Liability and Indemnity

                     (a) Subject to Section 2 and Sections 10 through 14 hereof, the Trading Manager and its stockholders, directors, officers, employees, agents, and its or their respective successors and assigns shall not be liable to the Partnership, the General Partner, its stockholder, officers, directors, or employees, or any of its or their respective successors or assigns, except by reason of acts of, or omissions due to, bad faith, misconduct, or negligence, or for not having acted in good faith in the reasonable belief that such acts or omissions were in, or not opposed to, the best interests of the Partnership, or by reason of a material breach of this Agreement, or by reason of a breach of a representation or warranty in this Agreement.

                     (b) The Partnership and the General Partner shall indemnify, defend, and hold harmless the Trading Manager, its stockhold-ers, directors, officers, employees, and its or their respective successors and assigns from and against all liabilities (including in connection with the defense or settlement of claims) incurred in the performance of the services required by this Agreement, provided that a court of competent jurisdiction upon entry of final judgment shall find (or, if no final judgment is entered, an opinion is rendered to the Partnership by independent legal counsel) to the effect that such liability was not the result of bad faith, misconduct, or negligence on the part of the indemnified person, or that the conduct by the indemnified person was done in the good faith belief that it was in, or not opposed to, the best interests of the Partnership.

                     (c) The Trading Manager shall indemnify, defend, and hold harmless the Partnership, the General Partner, its stockholders, officers, directors, and employees, or any of its or their respective successors or assigns, from and against all liabilities incurred as a result of the activities of the Trading Manager, its stockholders, directors, officers, employees, agents, or its or their respective successors and assigns, provided that such liability arises out of, or is based upon, conduct by the Trading Manager or any of its stockholders, directors, officers, employees, agents, or its or their respective successors or assigns which is found by a court of competent jurisdiction upon entry of final judgment (or, if no final judgment is entered, by an opinion rendered to the Partnership by independent legal counsel) to be the result of bad faith, misconduct, or negligence, or conduct not done in the good faith belief that it was in, or not opposed to, the best interests of the Partnership.

                     (d) The indemnities provided in this Section 9 by the Partnership and the General Partner to the Trading Manager and its stockholders, directors, officers, employees, and its or their respective successors and assigns shall be inapplicable in the event of any liability arising out of, or based upon, any misrepresentation or material breach of any warranty, covenant, or agreement of the Trading Manager contained in this Agreement to the extent caused by such event. Likewise, the indemnities provided in this Section 9 by the Trading Manager to the Partnership, the General Partner, its stockholders, officers, directors, and employees, and any of its or their respective successors and assigns shall be inapplicable in the event of (i) any liability arising out of, or based upon, any misrepresentation or material breach of any warranty, covenant, or agreement of the Partnership or the General Partner contained in this Agreement to the extent caused by such event or (ii) any event unrelated to the Trading Manager which occurred prior to the date of this Agreement.

                     10.    Indemnification in Connection with the

              Registration Statement and the Prospectus

                     (a) The Partnership and the General Partner shall indemnify, defend, and hold harmless the Trading Manager from and against any losses, claims, damages, or liabilities, joint or several, to which the Trading Manager may become subject, under the Act or otherwise, insofar as such losses, claims, damages, or liabilities (or actions in respect thereof) arise out of, or are based upon, any untrue or misleading statement or alleged untrue or misleading statement of any material fact contained in the Registration Statement, the Prospectus, or any amendment or supplement thereto, or any related preliminary prospectus, or arise out of, or are based upon, the omission or the alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein (in the case of the Prospectus, in light of the circumstances under which they were made) not misleading; provided, however, that the Partnership and the General Partner shall not be liable in any such case to the extent that any such loss, claim, damage, or liability arises out of, or is based upon, any untrue or misleading statement or omission made in any of such documents in reliance upon, and in conformity with, information furnished to the Partnership or the General Partner or any of their agents by or on behalf of the Trading Manager or its agents. The Partnership and the General Partner also shall reimburse any legal or other expenses, including reasonable attorneys' fees, reasonably incurred by the Trading Manager in connection with investigating or defending any loss, claim, damage, liability, or action covered by this indemnity agreement. The indemnity agreement in this subsection (a) shall be in addition to any liability which the Partnership and the General Partner may otherwise have and shall extend, upon the same terms and conditions, to each officer, director, and employee of the Trading Manager and to each person, if any, who controls the Trading Manager within the meaning of the Act.

                     (b) The Trading Manager shall indemnify, defend, and hold harmless the Partnership, the General Partner, any member partnership of the Cornerstone Funds, and any other trading manager for the Partner-ship or for a member partnership of the Cornerstone Funds from and against any losses, claims, damages, or liabilities, joint or several, to which any indemnified person may become subject, under the Act or otherwise, insofar as such losses, claims, damages, or liabilities (or actions in respect thereof) arise out of, or are based upon, any untrue or misleading statement or alleged untrue or misleading statement of any material fact contained in the Registration Statement, the Prospectus, or any amendment or supplement thereto, or any related preliminary prospectus, or arise out of, or are based upon, the omission or the alleged omission to state therein a material fact required to be stated therein or necessary to make the statement therein (in the case of the Prospectus, in light of the circumstances under which they were made) not misleading, provided that any such loss, claim, damage, or liability arises out of, or is based upon, an untrue or misleading statement or omission or alleged untrue or misleading statement or omission made in any of such documents in reliance upon, and in conformity with, information furnished to the Partnership or the General Partner or any of their agents by or on behalf of the Trading Manager or its agents. The Trading Manager also shall reimburse any legal or other expenses, including reasonable attorneys' fees, reasonably incurred by any indemnified person in connection with investigating or defending any loss, claim, damage, liability, or action covered by this indemnity agreement. The indemnity agreement in this subsection (b) shall be in addition to any liability which the Trading Manager may otherwise have and shall extend, upon the same terms and conditions, to each partner, officer, director, and employee of any indemnified person and to each person, if any, who controls any indemnified person within the meaning of the Act.

                     (c) Promptly after receipt by an indemnified party under this Section of notice of the commencement of any action, the indemnified party shall notify the indemnifying party of the commencement thereof if a claim in respect thereof is to be made against the indemnify-ing party under this Section; but the omission so to notify the indemnify-ing party shall not relieve the indemnifying party from any liability which the indemnifying party may have to any indemnified party under this Section (except where such omission shall have materially prejudiced the indemnifying party) or otherwise than under this Section. In case any action is brought against any indemnified party, and the indemnified party notifies the indemnifying party of the commencement thereof, the indemnifying party shall be entitled to participate therein and, to the extent that the indemnifying party may wish, jointly with any other indemnifying party similarly notified, to assume the defense thereof, with legal counsel satisfactory to the indemnified party, and after notice from the indemnifying party to the indemnified party of the indemnifying party's election so to assume the defense thereof, the indemnifying party shall not be liable to the indemnified party under this Section for any legal or other expenses subsequently incurred by the indemnified party in connection with the defense thereof other than reasonable costs of investigation. Notwithstanding any other provision of this Section, if in any claim as to which indemnify is or may be available any indemnified party reasonably determines that its interests are or may be adverse, in whole or in part, to the interests of the indemnifying party or that there may be legal defenses available to the indemnified party which are or may be different from, in addition to, or inconsistent with the defenses available to the indemnifying party, the indemnified party may retain its own legal counsel in connection with such claim, in which case the indemnified part shall be responsible for any legal or any other expenses, including reasonable attorneys' fees, incurred by or on behalf of it in connection with investigating or defending such claim.

                     11. Right to Advise Others and Uniformity of Acts and Practices

                     (a) The Trading Manager is engaged in the business of advising investors as to the purchase and sale of commodity interests.
During the term of this Agreement, subject to Section 11(c) hereof, the Trading Manager and its principals and affiliates may or will be advising other investors (including their officers, directors, and employees and their families, their principals and affiliates, and stockholders, officers, directors, and employees of such principals and affiliates and their families) and trading for their accounts. However, under no circumstances shall the Trading Manager or any of its principals or affiliates by any act or omission knowingly or deliberately favor any account advised or managed by the Trading Manager or any of its principals or affiliates over the account of the Partnership in any way or manner
(other than by charging different management and/or incentive fees) or employ a trading system, method, or strategy on behalf of any other account advised or managed by the Trading Manager or any of its principals or affiliates which is materially different from the trading system, method or strategy employed by the Trading Manager on behalf of the Partnership's account unless: (i) the Trading Manager has first offered to employ such other system, method, or strategy on behalf of the Partnership's account and the General Partner has expressly declined such offer in writing, or (ii) the above-mentioned trading system, method, or strategy is only offered to a specific client (for whom the trading system, method, or strategy was customized) and is not offered to clients in the Trading Manager's Disclosure Document. The General Partner agrees to respond promptly to such requests. The Trading Manager and its principals and affiliates agree to treat the Partnership in a fiduciary capacity to the extent recognized by applicable law, but, subject to that standard and Section 11(c) hereof, the Trading Manager and its principals and affiliates shall be free to advise and manage accounts for other investors and shall be free to trade on the basis of the same trading system or other methods or strategies employed by the Trading Manager for the account of the Partnership, or trading systems, methods, or strategies which are entirely independent of, or materially different from (if the General Partner has expressly declined such offer pursuant to the preceding sentence), those employed for the account of the Partnership, and shall be free to compete for the same commodity interests as the Partnership or to take positions opposite to the Partnership, where such actions do not knowingly or deliberately favor any of such accounts over the account of the Partnership. At the request of the General Partner, the Trading Manager shall use its best efforts to make available for inspection and copying by the General Partner copies of the normal monthly, quarterly, and annual (as the case may be) reports sent to participants in commodity pools (without identifying such participants) for which the Trading Manager or any of its principals or affiliates acts as a commodity trading advisor and similar information with respect to any other accounts of theirs with respect to which such reports are not required to be delivered. At the request of the General Partner, the Trading Manager and its principals and affiliates shall provide the General Partner with a written explanation, acceptable to the General Partner, of material differences in performance between the Partnership's account and such other accounts.

                     (b) Subject to Section 11(c) hereof, the Trading Manager and its principals and affiliates shall not be restricted as to the number of nature of their clients, except that: (i) they shall not accept additional advisory clients or open additional positions in commodity interests if to do so would result in aggregate positions in any one commodity exceeding the applicable speculative position limits of the CFTC or any other regulatory body, exchange, or board having jurisdiction; and (ii) if they at any time become aware that the positions in commodity interests of the Partnership, the Trading Manager, or any principal or affiliate of the Trading Manager (either alone or aggregated with the positions of any other person) exceed or are about to exceed applicable speculative position limits of the CFTC or any other regulatory body, exchange, or board having jurisdiction, they shall immediately notify the General Partner of that fact and shall take such action, consistent with their fiduciary responsibility to the Partnership, their obligation not to favor any other account over the Partnership's account, and their obligations under this Agreement, as may be necessary to prevent to the extent possible the significant modification of positions taken or intended for the Partnership.

                     (c) The Trading Manager represents and agrees that so long as the Trading Manager acts as a trading manager for the Partnership, neither the Trading Manager nor any of its principals or affiliates shall hold knowingly any position or control any other account which would cause the Partnership, the Trading Manager, or the principals or affiliates of the Trading Manager to be in violation of the Commodity Exchange Act (the "CEAct") or any regulations promulgated thereunder, any applicable rule or regulation of the CFTC or any other regulatory body, exchange, or board.
The Trading Manager further represents and agrees that neither the Trading Manager nor any of its principals or affiliates shall render commodity trading advice to any other individual or entity or otherwise engage in activity which shall knowingly cause positions in commodity interests to be attributed to the Trading Manager or any of its principals or affiliates under the rules or regulations of the CFTC or any other regulatory body, exchange, or board so as to require the significant modification of positions taken or intended for the account of the Partnership. If applicable speculative position limits are exceeded by the Trading Manager or any of its principals or affiliates in the opinion of independent legal counsel (who shall be other than counsel to the Partnership), the CFTC, or any other regulatory body, exchange, or board, the Trading Manager and its principals and affiliates shall promptly liquidate positions in all of their accounts, including the Partnership's account, as to which positions are attributed to the Trading Manager or any of its principals or affiliates as nearly as possible in proportion to their respective equities to the extent necessary to comply with the applicable position limits and shall deliver to the General Partner a written explanation of the manner in which it or they complied with this provision.

                     12.    Additional Undertakings by the Trading Manager

                     The Trading Manager warrants and agrees that neither the Trading Manager nor any of its stockholders, officers, directors, employees, principals, affiliates, or any of the officers, directors, employees, or stockholders of such principals or affiliates shall knowingly use or distribute the Certificate of Limited Partnership, any amendment thereto, or any list excerpted or complied therefrom containing the names and/or residence addresses of, and/or other biographical information about, the limited partners of the Partnership for the purpose of soliciting any such person for a commodity pool or commodity trading program similar in nature to the Partnership.

                     13.    Aggregation

                     If it should prove necessary, in the reasonable opinion of the legal counsel to the Partnership with respect to commodity interests subject to speculative position limits established by the CFTC, an exchange, or any other commodity trading regulatory agency or authority, for positions in commodity interests taken by the Trading
Manager for the account of the Partnership to be aggregated, for purposes of speculative position limits, with positions in commodity interests taken by each of the other trading managers for the account of the Partnership, or if an order to that effect is made by the CFTC, such exchange, or such other agency or authority, the General Partner may require the Trading Manager and each other trading manager affected thereby to utilize only that portion of the speculative position limit in each commodity interest as the General Partner shall determine from time to time in its sole discretion.

                     14.    Merger or Transfer of Assets of Trading Manager

                     The Trading Manager may merge or consolidate with, or sell or otherwise transfer its advisory business, or all or a substantial portion of its assets or its goodwill to, any entity that directly or indirectly is controlled by, controls, or is under common control with, the Trading Manager, provided that such entity expressly assumes all obligations of the Trading Manager under this Agreement and agrees to continue to operate the business of the Trading Manager, substantially as such business is being conducted on the date hereof, as a separate and distinct division of such entity. The Trading Manager agrees to provide written notice to the General Partner at least 30 days before the effective date of any such merger, consolidation, sale, or transfer, whether permitted under this Section or otherwise.

                     15.    Complete Agreement

                     This Agreement constitutes the entire agreement among the parties with respect to the matters referred to herein, and no other agreement, verbal or otherwise, shall be binding as among the parties unless it is in writing and signed by the party against whom enforcement is sought.

                     16.    Assignment

                     This Agreement may not be assigned by any party hereto without the prior written consent of the other parties hereto, except that the Partnership and General Partner may assign this Agreement to any entity that directly or indirectly controls, is controlled by, or is under common control with, them, and the Trading Manager may assign this Agreement to a successor entity expressly permitted under Section 17 hereof.

                     17.    Amendment; Waiver

                     This Agreement may not be amended except by a written instrument signed by the parties hereto. No waiver of any provision of this Agreement shall be implied from any course of dealing between or among the parties hereto or from any failure by any party hereto to assert its rights hereunder on any occasion or series of occasions.

                     18.    Severability

                     The invalidity or unenforceability of any provision of this Agreement or any covenant herein contained shall not affect the validity or enforceability of any other provision or covenant hereof or herein contained, and any such invalid provision or covenant shall be deemed to be severable.

                     19.    Notices

                     All notices required or desired to be delivered under this Agreement shall be in writing and shall be effective when delivered personally on the day delivered or, when given by registered or certified mail, postage prepaid, return receipt requested, on the second business day following the day on which it is so mailed, addressed as follows (or to such other address as the party entitled to notice shall hereafter designate in accordance with the terms hereof):

                     if to the Partnership or the General Partner:

                     c/o Demeter Management Corporation

                     2 World Trade Center, 62nd Floor

                     New York, New York  10048

                     Attn:  Mr. Mark J. Hawley, President

                     and with copies to:



                     Dean Witter Reynolds Inc.

                     130 Liberty Street

                     New York, New York  10006

                     Attn:  Michael T. Gregg, Esq.

and

                     Cadwalader, Wickersham & Taft

                     100 Maiden Lane

                     New York, New York  10038

                     Attn:  Edwin L. Lyon, Esq.

                     if to the Trading Manager:

                     Abraham Trading Co.

                     Moody Building

                     2nd & Main

                     Canadian, Texas  79014

                     Attn:  Salem A. Abraham

                     20.    Survival

                     The provisions of this Agreement shall survive the termination of this Agreement with respect to any matter arising while this Agreement was in effect, provided that the restriction in Section 11(c) hereof shall not survive the termination of this Agreement.

                     21.    Governing Law

                     This Agreement shall be governed by, and construed in accordance with, the law of the State of New York (excluding the law thereof which requires the application of or reference to the law of any other jurisdiction).

                     22.    Consent to Jurisdiction

                     The parties hereto agree that any action or proceeding arising directly, indirectly, or otherwise in connection with, out of, related to, or from this Agreement, any breach hereof, or any transaction covered hereby, shall be resolved, whether by arbitration or otherwise, within the County, City, and State of New York. Accordingly, the parties consent and submit to the jurisdiction of the federal and state courts and any applicable arbitral body located within the County, City, and State of New York. The parties further agree that any such action or proceeding brought by either party to enforce any right, assert any claim, or obtain any relief whatsoever in connection with this Agreement shall be brought by such party exclusively in the federal or state courts, or if appropri-ate before an arbitral body, located within the County, City, and State of New York.

                     23.    Counterparts

                     This Agreement may be executed in counterparts, each of which shall be deemed an original but all of which together shall constitute one and the same instrument.

                     24.    Headings

                     Headings to sections herein are for the convenience of the parties only and are not intended to be a part of or to affect the meaning or interpretation of this Agreement.

                     IN WITNESS WHEREOF, this Agreement has been executed for and on behalf of the undersigned as of the day and year first above written.

                                          DEAN WITTER CORNERSTONE FUND III

                                          By:  Demeter Management Corporation,

                                                      General Partner



                                          By:_________________________________

                                               Mark J. Hawley, President


                                          DEMETER MANAGEMENT CORPORATION



                                          By:_________________________________

                                               Mark J. Hawley, President


                                          ABRAHAM TRADING CO.



                                          By:_________________________________

EXHIBIT A

TRADING AUTHORIZATION

Abraham Trading Co.

Moody Building

2nd & Main

Canadian, Texas  79014

Dear Sirs:

                     Dean Witter Cornerstone Fund III, a New York limited partnership (the "Partnership"), does hereby make, constitute, and appoint Abraham Trading Co. (the "Trading Manager") as the Partnership's agent and attorney-in-fact to purchase and sell commodity interests through Dean Witter Reynolds Inc., as commodity broker, as described in and in accordance with the terms of the Management Agreement dated as of July 1, 1996 among the Partnership, Demeter Management Corporation and the Trading Manager, until further notice to the Trading Manager.

                     This authorization shall terminate and be null, void, and of no further effect simultaneously with the termination of the said Management Agreement.

                                          Very truly yours,

                                          DEAN WITTER CORNERSTONE FUND III

                                          By:  Demeter Management Corporation,

                                                   General Partner



                                          By:_________________________________

                                                               Mark J. Hawley

Dated:  July 1, 1996

EXHIBIT B



                     The total Partnership incentive fee, F, in any incentive period is the sum of the incentive fees payable as a result of New Appreciation. The change in New Appreciation each incentive period shall for accounting purposes be apportioned each incentive period among all of the trading managers for the Partnership in accordance with their net contribution, after allocations for expenses and fees as described above, to the change in New Appreciation. Thus, if the total change in New Appreciation during the incentive period is X, then

X = A + B + C

where A, B, and C are the contributions of each of the trading managers to the total change in New Appreciation. The General Partner shall prepare, update annually, and maintain running totals of A, B, and C as indicators of the cumulative contributions of each trading manager. Thus, the cumulative sum of the value of A, TA, represents the total contribution of trading manager A to New Appreciation since the inception of trading on behalf of the Partnership by such trading manager. Similarly, the values TB and TC are the cumulative contributions of trading managers B and C, respectively.

                     The General Partner shall maintain a record of cumulative total Partnership incentive fees and cumulative incentive fees paid to each trading manager. The cumulative total Partnership incentive fee, TF, shall equal the sum of all Partnership incentive fees paid. The cumulative total of incentive fees paid to trading manager A, PA, shall equal the sum of all prior incentive fees received by that trading manager. Similarly, the values PB and PC are the cumulative total of incentive fees paid to trading managers B and C, respectively. Since the incentive fees are allocated among the Partnership's trading managers, then

TF = PA + PB + PC

Consequently, the following three ratios are indicators of cumulative incentive fee payments relative to cumulative performance for each trading manager:

PA/TA     PB/TB     PC/TC

To the extent possible, the goal of the allocation rules of the next paragraph is to equalize these indicators for each trading manager, i.e., to make cumulative individual incentive fee payments proportional to cumulative individual performance.


                     At the end of each incentive period, the following rules shall be used to allocate the total Partnership incentive fee, F, among each trading manager:

                     1) A trading manager whose total contribution is zero shall receive no incentive fee. Thus, if at the end of the incentive period, TB is zero, trading manager B shall not receive a portion of the fee, F.
              2) The total Partnership fee, F, shall be allocated among trading managers one dollar at a time. Each successive dollar will be given to the trading manager with the lowest ratio of cumulative payments to cumulative performance. Thus, if PB/TB is less than both PA/TA and PC/TC, then trading manager B is given the next dollar. The values of PA, PB, and PC and the ratios PA/TA, PB/TB, and PC/TC are then recalculated before allocating the next dollar. Thus, the trading manager(s) with the lowest ratio continues to receive dollars until his ratio is larger than one of the other trading managers.

                     3) Each trading manager shall be entitled to retain any incentive fees paid in any prior incentive period.

MANAGEMENT AGREEMENT

                     THIS AGREEMENT, made the 1st day of July, 1996 among DEAN WITTER CORNERSTONE FUND III, a New York limited partnership (the "Partnership"), DEMETER MANAGEMENT CORPORATION, a Delaware corporation (the "General Partner"), and ABRAHAM TRADING CO., a Texas corporation (the "Trading Manager");

W I T N E S S E T H:

                     WHEREAS, the Partnership has been organized to engage in speculative trading of commodities (including foreign currencies, mortgage-backed securities, money market instruments, and any other securities or items which are now or may hereafter be the subject of futures contract trading), commodity futures contracts, commodity forward contracts, foreign exchange commitments, commodity options, spot (cash) commodities and currencies, and any rights pertaining thereto (hereinafter referred to as "commodity interests"); the Trading Manager has extensive experience trading in commodity interests and is willing to provide certain services and undertake certain obligations as set forth herein;

                     WHEREAS, the Partnership is a member partnership of the Dean Witter Cornerstone Funds (the "Cornerstone Funds") by entering into an agreement pursuant to which units of limited partnership interest ("Units") of such member partnerships will be sold to investors in a common offering under the Securities Act of 1933, as amended (the "Act"), pursuant to a Registration Statement on Form S-1 (No. 2-88587) (as amended from time to time, the "Registration Statement") and the Prospectus, constituting a part thereof (as amended and supplemented, the "Prospec-tus"), and thereafter, pursuant to which such Units can be exchanged by a limited partner of a member partnership of the Cornerstone Funds at the end of any month for Units of other member partnerships of the Cornerstone Funds at 100% of the respective Net Asset Value thereof;

                     WHEREAS, the Partnership desires the Trading Manager to act as a trading manager for the Partnership and to make investment decisions with respect to commodity interests for its allocated share of the Partnership's Net Assets and the Trading Manager desires so to act;
and

                     WHEREAS, the Partnership, the General Partner, and the Trading Manager wish to enter into this Management Agreement which, among other things, set forth certain terms and conditions upon which the Trading Manager will conduct a portion of the Partnership's commodity interest trading;

                     NOW, THEREFORE, the parties hereto hereby agree as follows:

                     1. Undertakings in Connection with the Offering of Units

                     (a) The Trading Manager agrees with respect to the continuing offering of Units: (i) to make all disclosures regarding itself, its principals and affiliates, its trading performance, its trading systems, methods, and strategies (subject to the need to preserve the secrecy of proprietary information concerning such systems, methods, and strategies), any client accounts over which it has direct or indirect discretionary trading authority (other than the names of such clients), and otherwise as the Partnership may reasonably require (x) to be made in the Partnership's Prospectus required by Section 4.21 of the regulations of the CFTC, including any amendments or supplements thereto, or (y) to comply with any applicable federal or state law or rule or regulation, including those of the Securities and Exchange Commission (the "SEC"), the CFTC, the National Futures Association (the "NFA"), the National Association of Securities Dealers, Inc. (the "NASD") or any other regulatory body, exchange, or board; and (ii) otherwise to cooperate with the Partnership and the General Partner by providing information regarding the Trading Manager in connection with the preparation and filing of the Registration Statement and Prospectus, including any amendments or supplements thereto, with the SEC, CFTC, NFA, NASD, and with appropriate governmental authorities as part of making application for registration of the Units under the securities or Blue Sky laws of such jurisdictions as the Partnership may deem appropriate. As used herein, the term "princi-pal" shall have the same meaning as defined in Section 4.10(e)(1) of the CFTC Regulations and the term "affiliate" shall mean an entity or individual (including a stockholder, director, officer, employee, or agent) or entity that directly or indirectly controls, is controlled by, or is under common control with, any other entity or individual.

                     (b) If, while Units continue to be offered and sold, the Trading Manager becomes aware of any untrue or misleading statement or omission in the Registration Statement or the Prospectus regarding the Trading Manager, its principals or affiliates, their trading performance, or their trading systems, methods, or strategies, or of the occurrence of any event of change in circumstances which would result in their being any such untrue or misleading statement or omission, the Trading Manager shall immediately notify the General Partner in writing and shall cooperate with it in the preparation of any necessary amendments or supplements to the Registration Statement or the Prospectus. Neither the Trading Manager nor any of its principals or affiliates, or any stockholders, officers, directors, employees, or agents thereof, shall use or distribute the Registration Statement, Prospectus (including any final, amended, or supplemented prospectus), or selling literature or shall engage in any selling activities whatsoever in connection with the offering of Units.

                     2.     Duties of the Trading Manager

                     (a) The Trading Manager hereby agrees to act as a Trading Manager for the Partnership and, as such, shall have sole authority and responsibility for directing the investment and reinvestment of its allocable share of Net Assets of the Partnership pursuant to its trading program on the terms and conditions and in accordance with the prohibitions and trading policies set forth in this Agreement, the Partnership's Limited Partnership Agreement as from time to time in effect (the "Limited Partnership Agreement"), and the Prospectus; provided, however, that the General Partner may override the instructions of the Trading Manager to the extent necessary (i) to comply with the trading policies of the Partnership as described in the Prospectus and Limited Partnership Agreement and with applicable speculative position limits,
(ii) to fund any distributions, redemptions, or reapportionments among other trading managers to the Partnership, (iii) to pay the Partnership's expenses, (iv) to the extent the General Partner believes doing so is necessary for the protection of the Partnership, (v) to terminate the commodity interests trading of the Partnership, or (vi) to comply with any applicable law or regulation. The General Partner agrees not to override any such instructions for the reasons specified in clauses (ii) or (iii) of the preceding sentence unless the Trading Manager fails to comply with a request of the General Partner to make the necessary amount of funds available to the Partnership within five days of such request. The Trading Manager shall not be liable for the consequences of any decision by the General Partner to override instructions of the Trading Manager, except to the extent that the Trading Manager is in breach of this Agreement. In performing services for the Partnership, the Trading Manager may not materially alter or change the program used by the Trading Manager in investing and reinvesting its allocable share of the Partnership's Net Assets in commodity interest contracts as described in the Trading Manager's Disclosure Document dated June 20, 1996 (a copy of which has been received by the General Partner) without the prior consent of the General Partner.

                     (b)    The Trading Manager shall:

                            (i)    Exercise good faith and due care in trading
commodity interests for the account of the Partnership in accordance with the prohibitions and trading policies of the Partnership as described in the Prospectus and Limited Partnership Agreement to the Trading Manager and the trading systems, methods, and strategies of the Trading Manager described in the Prospectus, with such changes and additions to such trading systems, methods or strategies as the Trading Manager, from time to time, incorporates into its trading approach for accounts the size of the Partnership.

                            (ii)   Subject to reasonable assurances of
confidentiality by the General Partners and the Partnership, provide the General Partner, within 30 days of a request therefor by the General Partner, with information comparing the performance of the Partnership's account and the performance of all other client accounts directed by the Trading Manager using the trading systems used by the Trading Manager for the Partnership over a specified period of time. In providing such information, the Trading Manager may take such steps as are necessary to assure the confidentiality of the Trading Manager's clients' identities. The Trading Manager shall, upon the General Partner's request, consult with the General Partner concerning any discrepancies between the performance of such other accounts and the Partnership's account. The Trading Manager shall promptly inform the General Partner of any material discrepancies of which the Trading Manager is aware. The General Partner acknowledges that different trading strategies or methods may be utilized for differing sizes of accounts, accounts with different trading policies, accounts experiencing differing inflows or outflows of equity, accounts which commence trading at different times, accounts with different fee structures, accounts which have different portfolios or different fiscal years and that such differences may cause divergent trading results.

                            (iii)  Upon request of the General Partner and
subject to reasonable assurances of confidentiality by the General Partner and the Partnership, provide the General Partner with all material information concerning the Trading Manager other than proprietary information (including, without limitation, information relating to changes in control, personnel, trading approach, or financial condition). The General Partner acknowledges that all trading instructions made by the Trading Manager will be held in confidence by the General Partner, except to the extent necessary to conduct the business of the Partnership or as required by law.

                            (iv)   Inform the General Partner when the Trading
Manager's open positions maintained by the Trading Manager exceed the Trading Manager's applicable speculative position limits.

                     (c) All purchases and sales of commodity interests pursuant to this Agreement shall be for the account and at the risk of the Partnership and not for the account or at the risk of the Trading Manager or any of its stockholder, directors, officers, employees, or any other person, if any, who controls the Trading Manager within the meaning of the Act. All brokerage commissions arising from the trading by the Trading Manager shall be for the account of the Partnership, but shall only be charged against the assets of the Partnership managed by the Trading Manager.

                     (d) Notwithstanding any provision of this Agreement to the contrary, the Trading Manager shall assume financial responsibility for any errors committed or caused by it in transmitting orders for the purchase or sale of commodity interests for the Partnership's account, including payment to the commodity broker of the floor brokerage commissions, exchange and NFA fees, and other transaction charges and give-up charges incurred by the commodity broker on such trades but only for the amount of the commodity broker's out-of-pocket costs in respect thereof. The Trading Manager's errors shall include, but not be limited to, inputting improper trading signals or communicating incorrect orders to any commodity broker for the Partnership. However, the Trading Manager shall not be responsible for errors committed or caused by any commodity broker for the Partnership. The Trading Manager and any commodity broker for the Partnership each shall have an affirmative obligation to notify promptly the other party of its own errors, and the Trading Manager shall use its best efforts to identify and promptly notify the General Partner of any order or trade which the Trading Manager reasonably believes was not executed in accordance with its instructions to any commodity broker for the Partnership.

                     (e) Prior to the commencement of trading by the Trading Manager on behalf of the Partnership, the General Partner, on behalf of the Partnership, shall deliver to the Trading Manager a trading authorization in the form annexed hereto as Exhibit A appointing the Trading Manager the Partnership's attorney-in-fact for such purpose.

                     3.     Designation of Additional Trading Managers

                     The Trading Manager understands and agrees that if the General Partner at any time deems it to be in the best interests of the Partnership, the General Partner may designate and retain an additional trading manager or managers for the Partnership and may apportion to such additional trading manager(s) the management of such amounts of "Net Assets" (as defined in Section 7(c) hereof) as the General Partner shall determine in its absolute discretion. The replacement of any trading manager for the Partnership by the General Partner shall not require any approval of the existing trading managers (including the Trading Manager). The designation and retention of an additional or replacement trading manager or managers and the apportionment of Net Assets to any such trading manager(s) pursuant to this Section 3 shall neither terminate this Agreement nor modify in any regard the respective rights and obligations of the Partnership, the General Partner, and the Trading Manager hereunder.

                     4.     Trading Manager Independent

                     For all purposes of this Agreement, the Trading Manager shall be deemed to be an independent contractor and shall, unless otherwise expressly provided herein or authorized, have no authority to act for or represent the Partnership or General Partner in any way or otherwise be deemed an agent of the Partnership or General Partner.
Nothing contained herein shall be deemed to require the Partnership or General Partner to take any action contrary to the Limited Partnership Agreement, the Certificate of Limited Partnership of the Partnership as from time to time in effect (the "Certificate of Limited Partnership"), or any applicable law or rule or regulation of any regulatory body, exchange, or board. Nothing herein contained shall constitute the Trading Manager and any other trading manager or managers for the Partnership, the General Partner, or other member partnerships of the Cornerstone Funds or their trading managers as members of any partnership, joint venture, associa-tion, syndicate, or other entity, or be deemed to confer on any of them any express, implied, or apparent authority to incur any obligation or liability on behalf of any other.

                     5.     Apportionment of Funds to the Trading Manager

                     Effective as of the close of business on June 30, 1996, the General Partner will reallocate the Partnership's Net Assets. The Trading Manager will be allocated approximately 25% of the Partnership's
Net Assets effective as of the date hereof. The General Partner agrees to apportion approximately 25% of the proceeds from any Exchanges (as defined in the Prospectus) to the Trading Manager. However, the General Partner may, in its absolute discretion, reapportion the funds of the Partnership among the trading managers for the Partnership (including the Trading Manager) when (i) an additional or replacement trading manager or managers are designated for the Partnership by the General Partner pursuant to Section 3 hereof; (ii) a trading manager for the Partnership is terminated; (iii) there is a 35% decline in the value of the Managed
Net Assets (as defined in Section 7(c) hereof) of the Trading Manager or any other trading manager for the Partnership during any twelve consecu-tive month period (after adding back the amount of distributions, redemptions, exchanges, or reapportionments charged to such Managed Net Assets and subtracting increases in such Managed Net Assets from Units acquired by purchase or exchange or from reapportionments among trading managers during the relevant portion of such twelve consecutive month period); (iv) a fiscal year or "incentive period" (as defined in Section 7(a) hereof) of the Partnership ends; or (v) speculative position limits are exceeded or about to be exceeded in any one commodity by the Trading Manager or any other trading manager for the Partnership or any principal or affiliate thereof.

                     6.     Commodity Broker

                     The Trading Manager shall place orders for all transactions in commodity interests for the Partnership's account through such commodity broker or brokers as the General Partner shall direct. At the present time, Dean Witter Reynolds Inc., a Delaware corporation and an affiliate of the General Partner ("Dean Witter"), shall act as sole broker for the Partnership. Accordingly, the Trading Manager is hereby directed to place all orders for transactions in commodity interests for the Partnership's account through Dean Witter until the General Partner shall give the Trading Manager other instructions. The General Partner shall provide the Trading Manager with copies of brokerage statements. Notwithstanding that Dean Witter shall act as commodity broker for the Partnership, the Trading Manager may execute trades through floor brokers other than those employed by Dean Witter so long as arrangements are made for such floor brokers to "give-up" or transfer the positions to Dean Witter and provided that the rates charged by such floor brokers have been approved in advance by Dean Witter.

                     7.     Fees

                     (a) For the services to be rendered to the Partnership by the Trading Manager under this Agreement, the Partnership shall pay the Trading Manager the following fees:

                     (i) A monthly management fee, without regard to whether the Partnership is profitable, equal to 1/3 of 1% of the "Managed Net Assets" (as defined in Section 7(c)) as of the end of each calendar month (a 4% annual rate) commencing with the month in which the Partner-ship begins to receive trading advice from the Trading Manager pursuant to this Agreement, adding back for purposes of determining such fee any incentive fees accrued or payable on such Managed Net Assets as of such date and without reduction for any distributions or redemptions accrued or payable as of such date.

                     (ii) An annual incentive fee equal to the portion of 15 percent of the "New Appreciation" (as defined below), if any, in the value of the "Net Assets" (as defined in Section 7(c)) as of the last day of any "incentive period" (as defined below) as shall be allocated to the Trading Manager in accordance with the provisions set forth in Exhibit B annexed hereto.

                     An "incentive period" shall be the twelve month period commencing on January 1 and ending on December 31.

                     The term "Appreciation" shall mean (A) the value of the Net Assets as of the last day of any incentive period (reduced by management fees accrued or payable for the account of the Partnership for such incentive period, but before reduction for the current annual incentive fee, if any, accrued or payable for the account of the Partnership for such incentive period), minus (B) the highest value of Net Assets as of the last day of any preceding incentive period.

                     The term "New Appreciation" means Appreciation increased by (A) distributions and redemptions paid or payable on Units and (B) exchanges of Units for units of another member partnership of the Cornerstone Funds, and decreased by (C) contributions to the Partnership arising from Units acquired upon an exchange or from the continuing offering of Units and (D) interest income earned for the account of the Partnership, with each item of increase or decrease determined from the date of such highest value of Net Assets to the last day of the incentive period as of which such incentive fee calculation is made.

                     The aggregate dollar amount of all distributions and redemptions paid or payable on Units and all exchange of Units shall be divided by the then number of trading managers for the Partnership (including the Trading Manager) and an equal dollar amount in respect of such distributions, redemptions, or exchanges shall be charged to the Managed Net Assets of each such trading manager unless the General Partner shall select an alternative means of allocation and shall so notify the trading managers. All incentive fees accrued at the end of a month or paid at the end of an incentive period shall be charged to the Managed Net Assets of each trading manager for the Partnership (including the Trading Manager) in the same manner and to the same extent as such amounts would or will be paid to each such trading manager as of the date of accrual or payment.

                     It is understood that limited partners of the Partner-ship may redeem or exchange Units other than at the end of an incentive period and that accrued incentive fees, if any, shall be a deduction from the "Net Asset Value" (as defined in the Limited Partnership Agreement) of such Units upon redemption or exchange. The Partnership agrees that the incentive fee accrued on any such Units shall be paid to the Trading Manager in accordance with the terms of this Agreement as if a month-end were the end of an incentive period. Any amounts so paid to trading managers for the Partnership (including the Trading Manager) shall be deducted from any subsequent incentive fee to be paid as of the end of an incentive period which includes New Appreciation allocable to such Units.

                     (b) If any payment shall have been made by the Partnership to the Trading Manager on account of New Appreciation in the value of the Net Assets and thereafter the Net Assets shall decline in value or fail to experience New Appreciation for any subsequent incentive period, the Trading Manager shall be entitled to retain such amounts previously paid by the Partnership in respect of New Appreciation. No subsequent payment based on New Appreciation as of the end of an incentive period shall be made to the Trading Manager, however, until the Partner-ship has again experienced New Appreciation and the Trading Manager has contributed thereto and is entitled to an allocation of such incentive fee.

                     If this Agreement is terminated on a date other than the end of an incentive period, the incentive fee described above shall be determined as if such date were the end of an incentive period. If this Agreement is terminated on a date other than the end of a calendar month, the management fee described above shall be determined as if such date were the end of a month, but such fee shall be prorated based on the ratio of the number of trading days in the month through the date of termination to the total number of trading days in the month. If during any month (including the month in which the Partnership commences trading opera-tions) the Partnership does not conduct business operations, or suspends trading, or, as a result of an act or failure to act by the Trading
Manager, is otherwise unable to utilize the trading advice of the Trading Manager on any of the trading days of that period for any reason, the management fee described above shall be prorated based on the ratio of the number of trading days in the month on which the Partnership engaged in trading operations to the total number of trading days in the month. The management fee payable to the Trading Manager for the month in which the Partnership begins to receive trading advice from the Trading Manager pursuant to this Agreement shall be prorated based on the ratio of the number of trading days in the month from the day the Partnership begins to receive such trading advice to the total number of trading days in the month.

                     Any management or incentive fees payable to the Trading Manager pursuant to the foregoing provisions shall be paid within ten and thirty days, respectively, after the end of the applicable period.

                     (c) As used herein, the term "Net Assets" shall mean the total assets of the Partnership, including all cash and cash equivalents (valued at cost), accrued interest, and the market value of all open commodity positions and other assets of the Partnership, less (i) one-half of the brokerage commissions that would be payable with respect to the closing of each of the Partnership's open commodity positions and
(ii) all other liabilities of the Partnership, including incentive fees accrued or payable, determined in accordance with the principles specified in the Limited Partnership Agreement and, where no principle is specified, in accordance with generally accepted accounting principles consistently applied under the accrual basis of accounting.
                     As used herein, the term "Managed Net Assets" shall mean the total assets of the Partnership allocated to the management of a trading manager (including the Trading Manager), including all cash and cash equivalents (valued at cost), accrued interest, and the market value of all open commodity positions and other assets allocated to such trading manager, less (i) one-half of the brokerage commissions that would be payable with respect to the closing of each of such trading manager's open commodity positions, (ii) its proportionate share of incentive fees for the Partnership accrued or payable pursuant to the provisions of this Section, and (iii) all other liabilities of the Partnership allocated to such trading manager, including brokerage commissions attributable to the trading manager and monthly management fees of the trading manager, determined in accordance with the principles specified in the Limited Partnership Agreement and, where no principle is specified, in accordance with generally accepted accounting principles consistently applied under the accrual basis of accounting.

                     (d) The Trading Manager shall not receive any share of the brokerage commissions paid by the Partnership to any commodity broker, whether in the form of rebates or otherwise.

                     8.     Term

                     This Agreement shall continue in effect for a period of one year following the date of this Agreement. Thereafter, this Agreement shall be renewed automatically for additional one-year terms unless either the Partnership or the Trading Manager, upon written notice given not less than 60 days prior to the original termination date or any extended termination date, notifies the other party of its intention not to renew. This Agreement shall terminate if the Partnership terminates. The Partnership shall have the right to terminate this Agreement at any time without penalty upon 15 days' prior written notice to the Trading Manager. In addition, this Agreement may be terminated by the Partnership at any time without penalty upon written notice to the Trading Manager upon the occurrence of any of the following events: (i) the Trading Manager becomes bankrupt or insolvent; (ii) the Trading Manager is unable to use its trading system or methods as in effect on the date of this Agreement and as refined and modified in the future with the written consent of the General Partner for the benefit of the Partnership; (iii) the registra-tion, as a commodity trading advisor or otherwise, of the Trading Manager with the CFTC or its membership in the NFA is revoked, suspended, terminated, or not renewed or limited, conditioned, restricted or qualified in any respect; (iv) except as permitted in Section 14 hereof, the Trading Manager merges or consolidates with, or sells or otherwise transfers its advisory business, or all or a substantial portion of its assets, any portion of its commodity trading systems or methods, or its goodwill to, any individual or entity; (v) a decline in the Net Asset
Value of a Unit, without taking into account distributions, if any, to less than 40% of the Net Asset Value of a Unit on the date that the Partnership commenced trading operations; (vi) a decline in the Net Asset Value of a Unit during any fiscal year to less than 50% of the Net Asset Value of a Unit as of the beginning of such fiscal year of the Partner-ship; (vii) a decline by 50% during any consecutive 12-month period in the value of the Net Assets managed by the Trading Manager (after adding back the amount of distributions, redemptions, exchanges or reapportionments charged to such Net Assets and subtracting increases in such Net Assets from Units acquired by Exchange or from reapportionments among Trading Managers during the relevant portion of such twelve consecutive month period); (viii) the Trading Manager violates any of the Partnership's trading policies or any administrative policy described in writing to the General Partner, except with the prior written consent of the General Partner; or (ix) the Trading Manager fails to perform any of its obligations under this Agreement. The indemnities set forth in Sections
9 and 10 hereof shall survive any termination of this Agreement.

                     9.     Standard of Liability and Indemnity

                     (a) Subject to Section 2 and Sections 10 through 14 hereof, the Trading Manager and its stockholders, directors, officers, employees, agents, and its or their respective successors and assigns shall not be liable to the Partnership, the General Partner, its stockholder, officers, directors, or employees, or any of its or their respective successors or assigns, except by reason of acts of, or omissions due to, bad faith, misconduct, or negligence, or for not having acted in good faith in the reasonable belief that such acts or omissions were in, or not opposed to, the best interests of the Partnership, or by reason of a material breach of this Agreement, or by reason of a breach of a representation or warranty in this Agreement.

                     (b) The Partnership and the General Partner shall indemnify, defend, and hold harmless the Trading Manager, its stockhold-ers, directors, officers, employees, and its or their respective successors and assigns from and against all liabilities (including in connection with the defense or settlement of claims) incurred in the performance of the services required by this Agreement, provided that a court of competent jurisdiction upon entry of final judgment shall find (or, if no final judgment is entered, an opinion is rendered to the Partnership by independent legal counsel) to the effect that such liability was not the result of bad faith, misconduct, or negligence on the part of the indemnified person, or that the conduct by the indemnified person was done in the good faith belief that it was in, or not opposed to, the best interests of the Partnership.`

                     (c) The Trading Manager shall indemnify, defend, and hold harmless the Partnership, the General Partner, its stockholders, officers, directors, and employees, or any of its or their respective successors or assigns, from and against all liabilities incurred as a result of the activities of the Trading Manager, its stockholders, directors, officers, employees, agents, or its or their respective successors and assigns, provided that such liability arises out of, or is based upon, conduct by the Trading Manager or any of its stockholders, directors, officers, employees, agents, or its or their respective successors or assigns which is found by a court of competent jurisdiction upon entry of final judgment (or, if no final judgment is entered, by an opinion rendered to the Partnership by independent legal counsel) to be the result of bad faith, misconduct, or negligence, or conduct not done in the good faith belief that it was in, or not opposed to, the best interests of the Partnership.

                     (d) The indemnities provided in this Section 9 by the Partnership and the General Partner to the Trading Manager and its stockholders, directors, officers, employees, and its or their respective successors and assigns shall be inapplicable in the event of any liability arising out of, or based upon, any misrepresentation or material breach of any warranty, covenant, or agreement of the Trading Manager contained in this Agreement to the extent caused by such event. Likewise, the indemnities provided in this Section 9 by the Trading Manager to the Partnership, the General Partner, its stockholders, officers, directors, and employees, and any of its or their respective successors and assigns shall be inapplicable in the event of (i) any liability arising out of, or based upon, any misrepresentation or material breach of any warranty, covenant, or agreement of the Partnership or the General Partner contained in this Agreement to the extent caused by such event or (ii) any event unrelated to the Trading Manager which occurred prior to the date of this Agreement.

                     10.    Indemnification in Connection with the

              Registration Statement and the Prospectus

                     (a) The Partnership and the General Partner shall indemnify, defend, and hold harmless the Trading Manager from and against any losses, claims, damages, or liabilities, joint or several, to which the Trading Manager may become subject, under the Act or otherwise, insofar as such losses, claims, damages, or liabilities (or actions in respect thereof) arise out of, or are based upon, any untrue or misleading statement or alleged untrue or misleading statement of any material fact contained in the Registration Statement, the Prospectus, or any amendment or supplement thereto, or any related preliminary prospectus, or arise out of, or are based upon, the omission or the alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein (in the case of the Prospectus, in light of the circumstances under which they were made) not misleading; provided, however, that the Partnership and the General Partner shall not be liable in any such case to the extent that any such loss, claim, damage, or liability arises out of, or is based upon, any untrue or misleading statement or omission made in any of such documents in reliance upon, and in conformity with, information furnished to the Partnership or the General Partner or any of their agents by or on behalf of the Trading Manager or its agents. The Partnership and the General Partner also shall reimburse any legal or other expenses, including reasonable attorneys' fees, reasonably incurred by the Trading Manager in connection with investigating or defending any loss, claim, damage, liability, or action covered by this indemnity agreement. The indemnity agreement in this subsection (a) shall be in addition to any liability which the Partnership and the General Partner may otherwise have and shall extend, upon the same terms and conditions, to each officer, director, and employee of the Trading Manager and to each person, if any, who controls the Trading Manager within the meaning of the Act.

                     (b) The Trading Manager shall indemnify, defend, and hold harmless the Partnership, the General Partner, any member partnership of the Cornerstone Funds, and any other trading manager for the Partner-ship or for a member partnership of the Cornerstone Funds from and against any losses, claims, damages, or liabilities, joint or several, to which any indemnified person may become subject, under the Act or otherwise, insofar as such losses, claims, damages, or liabilities (or actions in respect thereof) arise out of, or are based upon, any untrue or misleading statement or alleged untrue or misleading statement of any material fact contained in the Registration Statement, the Prospectus, or any amendment or supplement thereto, or any related preliminary prospectus, or arise out of, or are based upon, the omission or the alleged omission to state therein a material fact required to be stated therein or necessary to make the statement therein (in the case of the Prospectus, in light of the circumstances under which they were made) not misleading, provided that any such loss, claim, damage, or liability arises out of, or is based upon, an untrue or misleading statement or omission or alleged untrue or misleading statement or omission made in any of such documents in reliance upon, and in conformity with, information furnished to the Partnership or the General Partner or any of their agents by or on behalf of the Trading Manager or its agents. The Trading Manager also shall reimburse any legal or other expenses, including reasonable attorneys' fees, reasonably incurred by any indemnified person in connection with investigating or defending any loss, claim, damage, liability, or action covered by this indemnity agreement. The indemnity agreement in this subsection (b) shall be in addition to any liability which the Trading Manager may otherwise have and shall extend, upon the same terms and conditions, to each partner, officer, director, and employee of any indemnified person and to each person, if any, who controls any indemnified person within the meaning of the Act.

                     (c) Promptly after receipt by an indemnified party under this Section of notice of the commencement of any action, the indemnified party shall notify the indemnifying party of the commencement thereof if a claim in respect thereof is to be made against the indemnify-ing party under this Section; but the omission so to notify the indemnify-ing party shall not relieve the indemnifying party from any liability which the indemnifying party may have to any indemnified party under this Section (except where such omission shall have materially prejudiced the indemnifying party) or otherwise than under this Section. In case any action is brought against any indemnified party, and the indemnified party notifies the indemnifying party of the commencement thereof, the indemnifying party shall be entitled to participate therein and, to the extent that the indemnifying party may wish, jointly with any other indemnifying party similarly notified, to assume the defense thereof, with legal counsel satisfactory to the indemnified party, and after notice from the indemnifying party to the indemnified party of the indemnifying party's election so to assume the defense thereof, the indemnifying party shall not be liable to the indemnified party under this Section for any legal or other expenses subsequently incurred by the indemnified party in connection with the defense thereof other than reasonable costs of investigation. Notwithstanding any other provision of this Section, if in any claim as to which indemnify is or may be available any indemnified party reasonably determines that its interests are or may be adverse, in whole or in part, to the interests of the indemnifying party or that there may be legal defenses available to the indemnified party which are or may be different from, in addition to, or inconsistent with the defenses available to the indemnifying party, the indemnified party may retain its own legal counsel in connection with such claim, in which case the indemnified part shall be responsible for any legal or any other expenses, including reasonable attorneys' fees, incurred by or on behalf of it in connection with investigating or defending such claim.

                     11. Right to Advise Others and Uniformity of Acts and Practices

                     (a) The Trading Manager is engaged in the business of advising investors as to the purchase and sale of commodity interests.
During the term of this Agreement, subject to Section 11(c) hereof, the Trading Manager and its principals and affiliates may or will be advising other investors (including their officers, directors, and employees and their families, their principals and affiliates, and stockholders, officers, directors, and employees of such principals and affiliates and their families) and trading for their accounts. However, under no circumstances shall the Trading Manager or any of its principals or affiliates by any act or omission knowingly or deliberately favor any account advised or managed by the Trading Manager or any of its principals or affiliates over the account of the Partnership in any way or manner
(other than by charging different management and/or incentive fees) or employ a trading system, method, or strategy on behalf of any other account advised or managed by the Trading Manager or any of its principals or affiliates which is materially different from the trading system, method or strategy employed by the Trading Manager on behalf of the Partnership's account unless: (i) the Trading Manager has first offered to employ such other system, method, or strategy on behalf of the Partnership's account and the General Partner has expressly declined such offer in writing, or (ii) the above-mentioned trading system, method, or strategy is only offered to a specific client (for whom the trading system, method, or strategy was customized) and is not offered to clients in the Trading Manager's Disclosure Document. The General Partner agrees to respond promptly to such requests. The Trading Manager and its principals and affiliates agree to treat the Partnership in a fiduciary capacity to the extent recognized by applicable law, but, subject to that standard and Section 11(c) hereof, the Trading Manager and its principals and affiliates shall be free to advise and manage accounts for other investors and shall be free to trade on the basis of the same trading system or other methods or strategies employed by the Trading Manager for the account of the Partnership, or trading systems, methods, or strategies which are entirely independent of, or materially different from (if the General Partner has expressly declined such offer pursuant to the preceding sentence), those employed for the account of the Partnership, and shall be free to compete for the same commodity interests as the Partnership or to take positions opposite to the Partnership, where such actions do not knowingly or deliberately favor any of such accounts over the account of the Partnership. At the request of the General Partner, the Trading Manager shall use its best efforts to make available for inspection and copying by the General Partner copies of the normal monthly, quarterly, and annual (as the case may be) reports sent to participants in commodity pools (without identifying such participants) for which the Trading Manager or any of its principals or affiliates acts as a commodity trading advisor and similar information with respect to any other accounts of theirs with respect to which such reports are not required to be delivered. At the request of the General Partner, the Trading Manager and its principals and affiliates shall provide the General Partner with a written explanation, acceptable to the General Partner, of material differences in performance between the Partnership's account and such other accounts.


                     (b) Subject to Section 11(c) hereof, the Trading Manager and its principals and affiliates shall not be restricted as to the number of nature of their clients, except that: (i) they shall not accept additional advisory clients or open additional positions in commodity interests if to do so would result in aggregate positions in any one commodity exceeding the applicable speculative position limits of the CFTC or any other regulatory body, exchange, or board having jurisdiction; and (ii) if they at any time become aware that the positions in commodity interests of the Partnership, the Trading Manager, or any principal or affiliate of the Trading Manager (either alone or aggregated with the positions of any other person) exceed or are about to exceed applicable speculative position limits of the CFTC or any other regulatory body, exchange, or board having jurisdiction, they shall immediately notify the General Partner of that fact and shall take such action, consistent with their fiduciary responsibility to the Partnership, their obligation not to favor any other account over the Partnership's account, and their obligations under this Agreement, as may be necessary to prevent to the extent possible the significant modification of positions taken or intended for the Partnership.

                     (c) The Trading Manager represents and agrees that so long as the Trading Manager acts as a trading manager for the Partnership, neither the Trading Manager nor any of its principals or affiliates shall hold knowingly any position or control any other account which would cause the Partnership, the Trading Manager, or the principals or affiliates of the Trading Manager to be in violation of the Commodity Exchange Act (the "CEAct") or any regulations promulgated thereunder, any applicable rule or regulation of the CFTC or any other regulatory body, exchange, or board.
The Trading Manager further represents and agrees that neither the Trading Manager nor any of its principals or affiliates shall render commodity trading advice to any other individual or entity or otherwise engage in activity which shall knowingly cause positions in commodity interests to be attributed to the Trading Manager or any of its principals or affiliates under the rules or regulations of the CFTC or any other regulatory body, exchange, or board so as to require the significant modification of positions taken or intended for the account of the Partnership. If applicable speculative position limits are exceeded by the Trading Manager or any of its principals or affiliates in the opinion of independent legal counsel (who shall be other than counsel to the Partnership), the CFTC, or any other regulatory body, exchange, or board, the Trading Manager and its principals and affiliates shall promptly liquidate positions in all of their accounts, including the Partnership's account, as to which positions are attributed to the Trading Manager or any of its principals or affiliates as nearly as possible in proportion to their respective equities to the extent necessary to comply with the applicable position limits and shall deliver to the General Partner a written explanation of the manner in which it or they complied with this provision.

                     12.    Additional Undertakings by the Trading Manager

                     The Trading Manager warrants and agrees that neither the Trading Manager nor any of its stockholders, officers, directors, employees, principals, affiliates, or any of the officers, directors, employees, or stockholders of such principals or affiliates shall knowingly use or distribute the Certificate of Limited Partnership, any amendment thereto, or any list excerpted or complied therefrom containing the names and/or residence addresses of, and/or other biographical information about, the limited partners of the Partnership for the purpose of soliciting any such person for a commodity pool or commodity trading program similar in nature to the Partnership.

                     13.    Aggregation

                     If it should prove necessary, in the reasonable opinion of the legal counsel to the Partnership with respect to commodity interests subject to speculative position limits established by the CFTC, an exchange, or any other commodity trading regulatory agency or authority, for positions in commodity interests taken by the Trading
Manager for the account of the Partnership to be aggregated, for purposes of speculative position limits, with positions in commodity interests taken by each of the other trading managers for the account of the Partnership, or if an order to that effect is made by the CFTC, such exchange, or such other agency or authority, the General Partner may require the Trading Manager and each other trading manager affected thereby to utilize only that portion of the speculative position limit in each commodity interest as the General Partner shall determine from time to time in its sole discretion.

                     14.    Merger or Transfer of Assets of Trading Manager

                     The Trading Manager may merge or consolidate with, or sell or otherwise transfer its advisory business, or all or a substantial portion of its assets or its goodwill to, any entity that directly or indirectly is controlled by, controls, or is under common control with, the Trading Manager, provided that such entity expressly assumes all obligations of the Trading Manager under this Agreement and agrees to continue to operate the business of the Trading Manager, substantially as such business is being conducted on the date hereof, as a separate and distinct division of such entity. The Trading Manager agrees to provide written notice to the General Partner at least 30 days before the effective date of any such merger, consolidation, sale, or transfer, whether permitted under this Section or otherwise.

                     15.    Complete Agreement

                     This Agreement constitutes the entire agreement among the parties with respect to the matters referred to herein, and no other agreement, verbal or otherwise, shall be binding as among the parties unless it is in writing and signed by the party against whom enforcement is sought.

                     16.    Assignment

                     This Agreement may not be assigned by any party hereto without the prior written consent of the other parties hereto, except that the Partnership and General Partner may assign this Agreement to any entity that directly or indirectly controls, is controlled by, or is under common control with, them, and the Trading Manager may assign this Agreement to a successor entity expressly permitted under Section 17 hereof.

                     17.    Amendment; Waiver

                     This Agreement may not be amended except by a written instrument signed by the parties hereto. No waiver of any provision of this Agreement shall be implied from any course of dealing between or among the parties hereto or from any failure by any party hereto to assert its rights hereunder on any occasion or series of occasions.

                     18.    Severability

                     The invalidity or unenforceability of any provision of this Agreement or any covenant herein contained shall not affect the validity or enforceability of any other provision or covenant hereof or herein contained, and any such invalid provision or covenant shall be deemed to be severable.

                     19.    Notices

                     All notices required or desired to be delivered under this Agreement shall be in writing and shall be effective when delivered personally on the day delivered or, when given by registered or certified mail, postage prepaid, return receipt requested, on the second business day following the day on which it is so mailed, addressed as follows (or to such other address as the party entitled to notice shall hereafter designate in accordance with the terms hereof):

                     if to the Partnership or the General Partner:

                     c/o Demeter Management Corporation
                     2 World Trade Center, 62nd Floor

                     New York, New York  10048

                     Attn:  Mr. Mark J. Hawley, President

                     and with copies to:



                     Dean Witter Reynolds Inc.

                     130 Liberty Street

                     New York, New York  10006

                     Attn:  Michael T. Gregg, Esq.

and

                     Cadwalader, Wickersham & Taft

                     100 Maiden Lane

                     New York, New York  10038

                     Attn:  Edwin L. Lyon, Esq.

                     if to the Trading Manager:

                     Abraham Trading Co.

                     Moody Building

                     2nd & Main

                     Canadian, Texas  79014

                     Attn:  Salem A. Abraham

                     20.    Survival

                     The provisions of this Agreement shall survive the termination of this Agreement with respect to any matter arising while this Agreement was in effect, provided that the restriction in Section 11(c) hereof shall not survive the termination of this Agreement.

                     21.    Governing Law

                     This Agreement shall be governed by, and construed in accordance with, the law of the State of New York (excluding the law thereof which requires the application of or reference to the law of any other jurisdiction).

                     22.    Consent to Jurisdiction

                     The parties hereto agree that any action or proceeding arising directly, indirectly, or otherwise in connection with, out of, related to, or from this Agreement, any breach hereof, or any transaction covered hereby, shall be resolved, whether by arbitration or otherwise, within the County, City, and State of New York. Accordingly, the parties consent and submit to the jurisdiction of the federal and state courts and any applicable arbitral body located within the County, City, and State of New York. The parties further agree that any such action or proceeding brought by either party to enforce any right, assert any claim, or obtain any relief whatsoever in connection with this Agreement shall be brought by such party exclusively in the federal or state courts, or if appropri-ate before an arbitral body, located within the County, City, and State of New York.

                     23.    Counterparts

                     This Agreement may be executed in counterparts, each of which shall be deemed an original but all of which together shall constitute one and the same instrument.

                     24.    Headings

                     Headings to sections herein are for the convenience of the parties only and are not intended to be a part of or to affect the meaning or interpretation of this Agreement.

                     IN WITNESS WHEREOF, this Agreement has been executed for and on behalf of the undersigned as of the day and year first above written.

                                          DEAN WITTER CORNERSTONE FUND III

                                          By: Demeter Management Corporation,

                                                      General Partner



                                          By:_________________________________

                                               Mark J. Hawley, President


                                          DEMETER MANAGEMENT CORPORATION



                                          By:________________________________

                                               Mark J. Hawley, President


                                          ABRAHAM TRADING CO.



                                          By:_________________________________

EXHIBIT A

TRADING AUTHORIZATION

Abraham Trading Co.

Moody Building

2nd & Main

Canadian, Texas  79014

Dear Sirs:

                     Dean Witter Cornerstone Fund III, a New York limited partnership (the "Partnership"), does hereby make, constitute, and appoint Abraham Trading Co. (the "Trading Manager") as the Partnership's agent and attorney-in-fact to purchase and sell commodity interests through Dean Witter Reynolds Inc., as commodity broker, as described in and in accordance with the terms of the Management Agreement dated as of July 1, 1996 among the Partnership, Demeter Management Corporation and the Trading Manager, until further notice to the Trading Manager.

                     This authorization shall terminate and be null, void, and of no further effect simultaneously with the termination of the said Management Agreement.

                                          Very truly yours,

                                          DEAN WITTER CORNERSTONE FUND III

                                          By:  Demeter Management Corporation,

                                                   General Partner



                                          By:_________________________________

                                                         Mark J. Hawley

Dated:  July 1, 1996

EXHIBIT B



                     The total Partnership incentive fee, F, in any incentive period is the sum of the incentive fees payable as a result of New Appreciation. The change in New Appreciation each incentive period shall for accounting purposes be apportioned each incentive period among all of the trading managers for the Partnership in accordance with their net contribution, after allocations for expenses and fees as described above, to the change in New Appreciation. Thus, if the total change in New Appreciation during the incentive period is X, then

X = A + B + C

where A, B, and C are the contributions of each of the trading managers to the total change in New Appreciation. The General Partner shall prepare, update annually, and maintain running totals of A, B, and C as indicators of the cumulative contributions of each trading manager. Thus, the cumulative sum of the value of A, TA, represents the total contribution of trading manager A to New Appreciation since the inception of trading on behalf of the Partnership by such trading manager. Similarly, the values TB and TC are the cumulative contributions of trading managers B and C, respectively.

                     The General Partner shall maintain a record of cumulative total Partnership incentive fees and cumulative incentive fees paid to each trading manager. The cumulative total Partnership incentive fee, TF, shall equal the sum of all Partnership incentive fees paid. The cumulative total of incentive fees paid to trading manager A, PA, shall equal the sum of all prior incentive fees received by that trading manager. Similarly, the values PB and PC are the cumulative total of incentive fees paid to trading managers B and C, respectively. Since the incentive fees are allocated among the Partnership's trading managers, then

TF = PA + PB + PC

Consequently, the following three ratios are indicators of cumulative incentive fee payments relative to cumulative performance for each trading manager:

PA/TA     PB/TB     PC/TC

To the extent possible, the goal of the allocation rules of the next paragraph is to equalize these indicators for each trading manager, i.e., to make cumulative individual incentive fee payments proportional to cumulative individual performance.

                     At the end of each incentive period, the following rules shall be used to allocate the total Partnership incentive fee, F, among each trading manager:

                     1) A trading manager whose total contribution is zero shall receive no incentive fee. Thus, if at the end of the incentive period, TB is zero, trading manager B shall not receive a portion of the fee, F.

              2) The total Partnership fee, F, shall be allocated among trading managers one dollar at a time. Each successive dollar will be given to the trading manager with the lowest ratio of cumulative payments to cumulative performance. Thus, if PB/TB is less than both PA/TA and PC/TC, then trading manager B is given the next dollar. The values of PA, PB, and PC and the ratios PA/TA, PB/TB, and PC/TC are then recalculated before allocating the next dollar. Thus, the trading manager(s) with the lowest ratio continues to receive dollars until his ratio is larger than one of the other trading managers.

                     3) Each trading manager shall be entitled to retain any incentive fees paid in any prior incentive period.