Form 10-K/A
period 1997-03-31
WITTER DEAN CORNERSTONE FUND III
filed 1997-04-22
CIK 737000

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                            FORM 10-K-A

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein,and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10K. [ X ]

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which units were sold, or the average bid and asked prices of such units, as of a specified date within 60 days prior to the date of filing: $46,954,013.46 at January 31, 1997.

                             DOCUMENTS INCORPORATED BY REFERENCE
                                        (See Page 1)

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

                                   DEAN WITTER CORNERSTONE FUND III
                                          (Registrant)

                                   BY:  Demeter Management Corporation,
                                          General Partner

March 21, 1997                     BY: /s/ Mark J. Hawley
                                           Mark J. Hawley, Director and
                                            President

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.

BY: /s/  Mark J. Hawley                                        March 21, 1997
          Mark J. Hawley, Director and
            President

    /s/  Richard M. DeMartini                                  March 21, 1997
          Richard M. DeMartini, Director
            and Chairman of the Board


    /s/  Lawrence Volpe                                        March 21, 1997
          Lawrence Volpe, Director


    /s/  Laurence E. Mollner                                   March 21, 1997
          Laurence E. Mollner, Director


    /s/  Joseph G. Siniscalchi                                 March 21, 1997
          Joseph G. Siniscalchi, Director


    /s/  Edward C. Oelsner III                                 March 21, 1997
          Edward C. Oelsner III, Director


    /s/  Robert E. Murray                                      March 21, 1997
          Robert E. Murray, Director


    /s/  Patti L. Behnke                                       March 21, 1997
          Patti L. Behnke, Chief Financial
           Officer

                                        EXHIBIT INDEX

ITEM                                              METHOD OF FILING

- 3.   Limited Partnership Agreement of
       the Partnership, dated as of
       December 7, 1983, as amended as
       of May 11, 1984.                                      (1)

-10.   Management Agreement among the
       Partnership, Demeter Management
       Corporation and Sunrise Commodities
       Inc. dated as of November 15, 1983.                   (2)

-10.   Management Agreement among the
       Partnership, Demeter Management
       Corporation and Computerized
       Commodity Advisory Inc. dated as
       of June 18, 1986.                                     (3)

-10.   Dean Witter Cornerstone Funds
       Exchange Agreement, dated as of
       May 31, 1984.                                         (4)

-10.   Customer Agreement Between the
       Partnership and Dean Witter
       Reynolds Inc., dated as of May 31, 1984.              (5)

-13.   December 31, 1996 Annual Report to Limited Partners.  (6)



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