Form 10-Q
period 1997-03-31
WITTER DEAN CORNERSTONE FUND III
filed 1997-05-14
CIK 737000

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

[X]   Quarterly report pursuant to Section 13 or 15  (d)  of  the
Securities Exchange Act of 1934
For the period ended March 31, 1997 or

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

                         March 31, 1997

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

   Statements of Financial Condition
   March 31, 1997 (Unaudited) and December 31, 1996...........2

   Statements of Operations for the Quarters Ended
   March 31, 1997 and 1996 (Unaudited)........................3

   Statements of Changes in Partners' Capital for the
   Quarters Ended March 31, 1997 and 1996 (Unaudited).........4

   Statements of Cash Flows for the Quarters Ended
   March 31, 1997 and 1996 (Unaudited)........................5

   Notes to Financial Statements (Unaudited)...............6-11

Item 2.  Management's Discussion and Analysis of Financial

Condition and Results of Operations.......................12-16

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.................................17-18

Item 6.  Exhibits and Reports on Form 8-K................... 19




                DEAN WITTER CORNERSTONE FUND III
               STATEMENTS OF FINANCIAL CONDITION


                                              March 31,     December 31,
                                                1997           1996
                                                  $              $
                                              (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
 Cash                                          42,206,365     40,587,011
 Net unrealized gain on open contracts          2,575,303      2,580,803
 Net option premiums                             (319,320)      (291,412)

 Total Trading Equity                          44,462,348     42,876,402

 Interest receivable (DWR)                        155,758        138,367
 Receivable from DWR                              148,933        122,701

 Total Assets                                  44,767,039     43,137,470

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                              723,282        680,730
 Common administrative expenses payable           156,871        137,548
 Accrued management fees                          147,710        142,387
 Accrued brokerage commissions (DWR)              140,147        129,098
 Accrued transaction fees and costs                 9,255         12,349

 Total Liabilities                              1,177,265      1,102,112


Partners' Capital

 Limited Partners (14,409.835 and
  15,097.603 Units, respectively)              42,463,770     40,997,752
 General Partner (382.103 Units)                1,126,004      1,037,606

 Total Partners' Capital                       43,589,774     42,035,358

 Total Liabilities and Partners' Capital      44,767,0394      3,137,470


NET ASSET VALUE PER UNIT                         2,946.86       2,715.51

        The accompanying footnotes are an integral part of these financial statements.


                DEAN WITTER CORNERSTONE FUND III
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                For the Quarters Ended March 31,

                                       1997            1996
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                      4,228,547       (1,228,640)
    Net change in unrealized         (5,500)      (4,275,770)

      Total Trading Results       4,223,047       (5,504,410)

    Interest Income (DWR)           453,531          433,617

      Total Revenues              4,676,578       (5,070,793)


EXPENSES

    Brokerage commissions (DWR)     586,097          875,286
    Management fees                 444,564          424,415
    Transaction fees and costs       59,614          115,411
    Common administrative expenses   19,322            4,533

      Total Expenses              1,109,597        1,419,645

NET INCOME (LOSS)                 3,566,981       (6,490,438)


NET INCOME (LOSS) ALLOCATION:
    Limited Partners              3,478,583       (6,355,574)
    General Partner                  88,398         (134,864)


NET INCOME (LOSS) PER UNIT:
    Limited Partners                 231.35          (352.96)
    General Partner                  231.35          (352.96)


        The accompanying footnotes are an integral part of these financial statements.

                DEAN WITTER CORNERSTONE FUND III
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
         For the Quarters Ended March 31, 1997 and 1996
                          (Unaudited)



                          Units of
                        Partnership   Limited     General
                          Interest   Partners     Partner    Total

Partners' Capital
  December 31, 1995     18,714.921  $45,991,101   $958,573   $46,949,674

Net Loss                        -    (6,355,574)  (134,864)   (6,490,438)

Redemptions               (733.226)  (1,695,667)          -   (1,695,667)

Partners' Capital
  March 31, 1996        17,981.695  $37,939,860   $823,709   $38,763,569


Partners' Capital
  December 31, 1996     15,479.706  $40,997,752 $1,037,606   $42,035,358

Offering of Units            1.841        5,000         -          5,000

Net Income                      -     3,478,583     88,398     3,566,981

Redemptions               (689.609)  (2,017,565)         -    (2,017,565)

Partners' Capital
  March 31, 1997         14,791.938 $42,463,770 $1,126,004   $43,589,774




         The accompanying footnotes are an integral part of these financial statements.


                DEAN WITTER CORNERSTONE FUND III
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)



                                                      For the Quarters Ended March 31,

                                                           1997            1996
                                                            $            $
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                     3,566,981    (6,490,438)
 Noncash item included in net income (loss):
    Net change in unrealized                               5,500     4,275,770

 (Increase) decrease in operating assets:
    Net option premiums                                   27,908            -
    Interest receivable (DWR)                            (17,391)      29,909
    Receivable from DWR                                  (26,232)      19,923

 Increase (decrease) in operating liabilities:
    Common administrative expenses payable                19,323      (50,107)
    Accrued management fees                                5,323      (27,637)
    Accrued brokerage commissions (DWR)                   11,049      (60,350)
    Accrued transaction fees and costs                    (3,094)      (2,448)

Net cash provided by (used for) operating activities   3,589,367   (2,305,378)


CASH FLOWS FROM FINANCING ACTIVITIES

 Offering of units                                        5,000            -
 Increase (decrease) in redemptions payable              42,552     (104,917)
 Redemptions of units                                (2,017,565)  (1,695,667)

 Net cash used for financing activities              (1,970,013)  (1,800,584)


 Net increase (decrease) in cash                      1,619,354  (4,105,962)

 Balance at beginning of period                      40,587,011   42,294,365

 Balance at end of period                            42,206,365   38,188,403


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

Partnership's December 31, 1996 Annual Report on Form 10-K.



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

Cornerstone Funds, comprised of Dean Witter Cornerstone Fund  II,

Dean  Witter  Cornerstone Fund III, and Dean  Witter  Cornerstone

Fund  IV.   The  general partner for the Partnership  is  Demeter

Management Corporation ("Demeter").  The commodity broker is Dean

Witter  Reynolds Inc. ("DWR").  Both Demeter and DWR  are  wholly

owned  subsidiaries of Dean Witter, Discover & Co. ("DWD").   The

trading   advisors  who  make  all  trading  decisions  for   the

Partnership  are  Abraham Trading Co., Welton Investment  Systems

Corporation and Sunrise Captial Management.

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

Risk arises from changes in the value of these contracts and  the potential inability of counterparties to perform under the  terms

of   the  contracts.   There  are  numerous  factors  which   may

significantly  influence  the market value  of  these  contracts,

including  interest  rate volatility.   At  March  31,  1997  and

December 31, 1996, open contracts were:

                DEAN WITTER CORNERSTONE FUND III
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                Contract or Notional Amount
                            March 31, 1997   December 31, 1996
                                    $                   $
Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase     18,128,000       118,163,000
   Commitments to Sell        147,078,000        59,405,000
   Options Written             63,634,000        18,613,000
 Commodity Futures:
   Commitments to Purchase     58,905,000        17,683,000
   Commitments to Sell          8,816,000        22,811,000
   Options Written             31,481,000        18,407,000
 Foreign Futures:
   Commitments to Purchase     21,275,000        62,344,000
   Commitments to Sell         35,764,000        22,390,000
   Options Written              7,910,000                 -
Off-Exchange-Traded
 Forward Currency Contracts
   Commitments to Purchase              -           420,000
   Commitments to Sell                  -         1,379,000


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

                DEAN WITTER CORNERSTONE FUND III
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Statement  of  Financial  Condition and  totaled  $2,575,303  and

$2,580,803   at   March  31,  1997.  and   December   31,   1996,

respectively. The net unrealized gain on open contracts at  March

31,  1997, related entirely to exchange-traded futures contracts.

Of  the  $2,580,803  net unrealized gain  on  open  contracts  at

December 31, 1996, $2,589,289 related to exchange-traded  futures contracts  and  $(8,486)  related to off-exchange-traded  forward currency con-tracts.



Exchange-traded  futures contracts held  by  the  Partnership  at

March  31,  1997  and December 31, 1996 mature through  September

1997  and  June 1997, respectively.  Off-exchange-traded  forward currency  contracts held by the Partnership at December 31,  1996 mature  through January 1997.  The contract amounts in the  above table  represent the Partnership's extent of involvement  in  the particular class of financial instrument, but not the credit risk associated  with  counterparty nonperformance.  The  credit  risk associated  with  these  instruments is limited  to  the  amounts reflected in the Partnership's Statements of Financial Condition.

                DEAN WITTER CORNERSTONE FUND III
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


The  Partnership  also has credit risk because DWR  acts  as  the futures  commission  merchant  or  the  sole  counterparty,  with respect  to  most  of  the Partnership's assets.  Exchange-traded futures  contracts  are marked to market on a daily  basis,  with

variations  in  value  settled on a daily  basis.   DWR,  as  the

futures commission merchant for all of the Partnership's exchange-

traded futures contracts, is required pursuant to regulations  of the  Commodity Futures Trading  Commission to segregate from  its own  assets  and for the sole benefit of its commodity  customers all  funds  held  by DWR with respect to exchange-traded  futures contracts including an amount equal to the net unrealized gain on all  open futures contracts, which funds totaled $42,206,365  and

$43,176,300 at March 31, 1997 and December 31, 1996 respectively.

With  respect  to  the Partnership's off-exchange-traded  forward currency  contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net  unrealized  gain  on open forward contracts  be  segregated.

With   respect  to  those  off-exchange-traded  forward  currency contracts, the Partnership is at risk to the ability of DWR,  the counterparty on all of such contracts, to perform.

                DEAN WITTER CORNERSTONE FUND III
            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


For  the  period  ended March 31, 1997 and  for  the  year  ended

December   31,   1996,  the  average  fair  value  of   financial

instruments held for trading purposes was as follows:



                                           March 31, 1997
                                       Assets        Liabilities
                                         $                $
Exchange-Traded Contracts:
  Financial Futures                  46,508,000       77,785,000
  Options on Financial Futures                -       35,169,000
  Commodity Futures                  41,854,000       15,456,000
  Options on Commodity Futures        1,572,000       14,129,000
  Foreign Futures                    58,430,000       16,681,000
  Options on Foreign Futures                  -        2,942,000
Off-Exchange-Traded Forward
 Currency Contracts                     302,000          585,000

                                          December 31, 1996
                                       Assets        Liabilities
                                         $                $
Exchange-Traded Contracts:
  Financial Futures                 105,128,000       74,480,000
  Options on Financial Futures                -       10,138,000
  Commodity Futures                  44,276,000       18,531,000
  Options on Commodity Futures                -        2,763,000
  Foreign Futures                    80,000,000       27,228,000
  Options on Foreign Futures                  -            1,000
Off-Exchange-Traded Forward
 Currency Contracts                     233,000          354,000

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

Results of Operations

For the Quarter Ended March 31, 1997

For  the  quarter  ended March 31, 1997, the Partnership's  total trading  revenues  including  interest  income  were  $4,676,578.

During  the first quarter, the Partnership posted an increase  in

Net  Asset  Value  per  Unit.  The most  significant  gains  were recorded  due  to a strong upward trend in coffee  prices  during

January  and February.  In the agricultural markets,  gains  were recorded  during  February and March from long soybean  and  corn futures  positions,  as  prices in  these  markets  also  trended

higher.   Additional  gains  were  recorded  during  January  and

February in the currency markets as the value of the U.S.  dollar strengthened relative to most major European currencies, as  well as  the  Japanese yen.  A portion of these gains  was  offset  by losses recorded from transactions involving the British pound, as well  as  the  Canadian and Australian dollars.  During  January,

gains  were  recorded from long base metals futures positions  as

zinc   and  copper  prices  moved  higher.   A  portion  of   the

Partnership's  gains  during the quarter  was  offset  by  losses recorded  in the energy markets during January and March  as  gas

and  oil  prices  moved  without consistent  direction.   Smaller

losses were experienced in the financial futures markets as gains recorded during January in
global  stock  index futures were offset by losses recorded  from choppy  price  movement in global interest  rate  futures  during

February   and  March.   Total  expenses  for  the  period   were

$1,109,597, generating net income of $3,566,981.  The value of an individual  Unit in the Partnership increased from  $2,715.51  at

December 31, 1996 to $2,946.86 at March 31, 1997.



For the Quarter Ended March 31, 1996

For  the  quarter  ended March 31, 1996, the Partnership's  total

trading  losses  net of interest income were $5,070,793.   During

the  first  quarter, the Partnership posted a loss in  Net  Asset

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

Trendless  price  movement  in  several  traditional  commodities markets, such as metals, soft
commodities  and  energy futures, resulted in  additional  losses during  February.  During March, the Partnership  recorded  small losses  as short-term price volatility was experienced in  global financial and base metals futures.  A portion of these losses was offset  by profits recorded during January from long global  bond futures positions, as interest rate futures prices increased, and from short positions in the Japanese yen, as the value of the yen decreased relative to the U.S. dollar.  Additional trading  gains were  recorded from long positions in corn futures as corn prices moved  higher during February and March.  Total expenses for  the period  were  $1,419,645, resulting in a net loss of  $6,490,438.

The value of an individual Unit in the Partnership decreased from

$2,508.68 at December 31, 1995 to $2,155.72 at March 31, 1996.

                   PART II.  OTHER INFORMATION



Item 1.   LEGAL PROCEEDINGS

On  September 6, 10, and 20, 1996, and on March 13, 1997, similar purported class actions were filed in the Superior Court  of  the

State  of  California, County of Los Angeles, on  behalf  of  all purchasers  of  interests in limited partnership commodity  pools sold  by DWR.  Named defendants include DWR, Demeter, Dean Witter

Futures  &  Currency  Management, Inc.,  DWD  (all  such  parties

referred  to  hereafter  as  the  "Dean  Witter  Parties"),   the

Partnership,certain other limited partnership commodity pools  of which  Demeter  is  the  general  partner,  and  certain  trading advisors  to  those pools.  Similar purported class actions  were also  filed on September 18 and 20, 1996 in the Supreme Court  of the  State of New York, New York County, and on November 14, 1996

in  the  Superior  Court  of the State of  Delaware,  New  Castle

County,  against  the  Dean Witter Parties  and  certain  trading advisors  on  behalf  of all purchasers of interests  in  various

limited    partnership    commodity    pools    including     the

Partnership,sold  by  DWR.  Generally, these  complaints  allege,

among  other things, that the defendants committed fraud, deceit,

misrepresentation,  breach  of  fiduciary  duty,  fraudulent  and unfair business practices, unjust
enrichment,  and  conversion  in connection  with  the  sale  and operation  of  the  various limited partnership commodity  pools.

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




                               Dean Witter Cornerstone Fund III
                                        (Registrant)

                               By: Demeter Management Corporation
                                       (General Partner)

May 14, 1997                   By: /s/ Patti L. Behnke
                                       Patti L. Behnke
                                       Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.