Form 10-Q
period 1997-06-30
WITTER DEAN CORNERSTONE FUND III
filed 1997-08-11
CIK 737000

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the period ended June 30, 1997 or

[  ]   Transition report pursuant to Section 13 or 15(d)  of  the
Securities Exchange Act of 1934
For the transition period from ________________to_____________

Commission File Number 0-13299



                DEAN WITTER CORNERSTONE FUND III
    (Exact name of registrant as specified in its charter)


                New   York                             13-3190919
(State or other jurisdiction of              (I.R.S. Employer
Incorporation or organization)               Identification No.)


c/o Demeter Management Corporation
Two  World  Trade  Center, 62 Fl.,  New  York,  NY          10048
(Address of principal executive offices)           (Zip Code)


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

                         June 30, 1997

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

   Statements of Financial Condition
   June 30, 1997 (Unaudited) and December 31, 1996............2

   Statements of Operations for the Quarters Ended
   June 30, 1997 and 1996 (Unaudited).........................3

   Statements of Operations for the Six Months Ended
   June 30, 1997 and 1996 (Unaudited).........................4

   Statements of Changes in Partners' Capital for the
   Six Months Ended June 30, 1997 and 1996 (Unaudited)........5

   Statements of Cash Flows for the Six Months Ended
   June 30, 1997 and 1996 (Unaudited).........................6

   Notes to Financial Statements (Unaudited)...............7-12

Item 2.  Management's Discussion and Analysis of Financial

Condition and Results of Operations..............13-19

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................20-21

Item 5.  Other Information...................................21

Item 6.  Exhibits and Reports on Form 8-K................... 22








                DEAN WITTER CORNERSTONE FUND III
               STATEMENTS OF FINANCIAL CONDITION




                                      June 30,     December 31,
                                        1997           1996
                                         $              $
                                    (Unaudited)
ASSETS
Equity in commodity futures trading accounts:
 Cash                             42,425,580     40,587,011
 Net unrealized gain on open contracts1,309,371   2,580,803
 Net option premiums                 (40,175)       (291,412)

 Total Trading Equity             43,694,776     42,876,402

 Due from DWR                        182,678        122,701
 Interest receivable (DWR)           144,095        138,367

 Total Assets                     44,021,549     43,137,470

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                 367,445        680,730
 Accrued management fees             145,383        142,387
 Common administrative expenses payable 126,871     137,548
 Accrued brokerage commissions (DWR) 126,351        129,098
 Accrued transaction fees and costs          8,098       12,349

 Total Liabilities                   774,148      1,102,112

Partners' Capital

 Limited Partners (14,106.357 and
    15,097.603 Units, respectively)42,106,841      40,997,752
 General Partner (382.103 Units)    1,140,560       1,037,606

 Total Partners' Capital           43,247,401      42,035,358

 Total Liabilities and Partners' Capital44,021,549   43,137,470


NET ASSET VALUE PER UNIT             2,984.95        2,715.51

        The accompanying footnotes are an integral part of these financial statements.

                DEAN WITTER CORNERSTONE FUND III
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                   For the Quarters Ended June 30,

                                     1997                1996
                                       $             $
REVENUES
 Trading profit (loss):
    Realized                     2,474,925     4,107,491
    Net change in unrealized     (1,265,930)  (1,099,665)

      Total Trading Results      1,208,995     3,007,826

    Interest Income (DWR)          446,377       418,859

      Total Revenues             1,655,372     3,426,685


EXPENSES

    Brokerage commissions (DWR)    559,203       767,070
    Management fees                472,014       405,751
    Transaction fees and costs      54,481        91,860
   Common administrative expenses   17,030         4,824

      Total Expenses             1,102,728      1,269,505

NET INCOME                         552,644        2,157,180


NET INCOME ALLOCATION

    Limited Partners               538,088     2,111,549
    General Partner                 14,556        45,631


NET INCOME PER UNIT

    Limited Partners                 38.09        119.43
    General Partner                  38.09        119.43



        The accompanying footnotes are an integral part of these financial statements.

                DEAN WITTER CORNERSTONE FUND III
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                For the Six Months Ended June 30,

                                     1997                1996
                                       $             $
REVENUES
 Trading profit (loss):
    Realized                    6,703,472     2,878,851
    Net change in unrealized   (1,271,432)    (5,375,435)

      Total Trading Results     5,432,040       (2,496,584)

    Interest Income (DWR)         899,908        852,476

      Total Revenues            6,331,948      (1,644,108)


EXPENSES

    Brokerage commissions (DWR) 1,184,270     1,642,356
    Management fees               877,608       830,166
    Transaction fees and costs    114,093       207,271
    Administrative expenses        36,352         9,357

      Total Expenses            2,212,323     2,689,150

NET INCOME (LOSS)               4,119,625         (4,333,258)


NET INCOME (LOSS) ALLOCATION

    Limited Partners             4,016,671    (4,244,025)
    General Partner                102,954      (89,233)


NET INCOME (LOSS) PER UNIT

    Limited Partners                269.44      (233.53)
    General Partner                 269.44      (233.53)



        The accompanying footnotes are an integral part of these financial statements.


                DEAN WITTER CORNERSTONE FUND III
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
        For the Six Months Ended June 30, 1997 and 1996
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total

Partners' Capital,
    December   31,   1995      18,714.921             $45,991,101
$  958,573                       $46,949,674

Net     Loss                           -              (4,244,025)
(89,233)                         (4,333,258)

Redemptions                (1,494.581)                (3,437,622)
-                                 (3,437,622)

Partners' Capital,
    June   30,   1996          17,220.340             $38,309,454
$869,340                         $39,178,794






Partners' Capital,
    December   31,   1996      15,479.706             $40,997,752
$1,037,606                       $42,035,358

Offering     of    Units             1.841                  5,000
-                                   5,000

Net      Income                         -               4,016,671
102,954                           4,119,625

Redemptions                  (993.087)                (2,912,582)
-                                  (2,912,582)

Partners' Capital,
    June   30,   1997          14,488.460             $42,106,841
$1,140,560                       $43,247,401





         The accompanying footnotes are an integral part of these financial statements.


                DEAN WITTER CORNERSTONE FUND III
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                 For the Six Months Ended June 30,

                                                1997              1996
                                                 $            $
CASH FLOWS FROM OPERATING ACTIVITIES
   Net  income  (loss)                         4,119,625        (4,333,258)
 Noncash item included in net income (loss):
      Net  change  in  unrealized              1,271,432         5,375,435

 (Increase) decrease in operating assets:
    Due from DWR                                 (59,977)          (36,211)
    Interest receivable (DWR)                     (5,728)           23,406
    Net option premiums                          (251,237)            -

 Increase (decrease) in operating liabilities:
    Accrued management fees                         2,996          (26,047)
    Common administrative expenses payable        (10,677)         (56,854)
      Accrued  brokerage  commissions  (DWR)       (2,747)        (125,585)
      Accrued transaction fees and costs           (4,251)          (5,266)

 Net cash provided by operating activities      5,059,436          815,620


CASH FLOWS FROM FINANCING ACTIVITIES

 Offering of units                                 5,000               -
 Increase (decrease) in redemptions payable     (313,285)         (43,196)
 Redemptions ofunits                          (2,912,582)      (3,437,622)

 Net cash used for financing  activities      (3,220,867)      (3,480,818)


  Net  increase  (decrease)  in  cash          1,838,569       (2,665,198)

  Balance  at  beginning  of  period          40,587,011       42,294,365

  Balance at end of period                    42,425,580       39,629,167



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

Partnership's December 31, 1996 Annual Report on Form 10-K.



1. Organization

Dean  Witter  Cornerstone  Fund III  (the  "Partnership")   is  a

limited  partnership  organized  to  engage  in  the  speculative trading  of commodity futures contracts and forward contracts  on

foreign  currencies  (collectively,  "futures  interests").   The

Partnership  is  one  of  the  Dean  Witter  Cornerstone   Funds,

comprised  of  Dean  Witter  Cornerstone  Fund  II,  Dean  Witter

Cornerstone Fund III, and Dean Witter Cornerstone Fund  IV.   The

general   partner  for  the  partnership  is  Demeter  Management

Corporation  ("Demeter").  The commodity broker  is  Dean  Witter

Reynolds  Inc.  ("DWR"). Both Demeter and DWR  are  wholly  owned subsidiaries  of  Morgan  Stanley, Dean Witter,  Discover  &  Co.

("MSDWD").   The trading advisors who make all trading  decisions

for  the  Partnership are Abraham Trading Co., Welton  Investment

Systems Corporation and Sunrise Capital Management.

2. Related Party Transactions

The  Partnership's  cash  is on deposit  with  DWR  in  commodity trading

                DEAN WITTER CORNERSTONE FUND III
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the  terms

of   the  contracts.   There  are  numerous  factors  which   may

significantly  influence  the market value  of  these  contracts,

including  interest  rate  volatility.   At  June  30,  1997  and

December 31, 1996, open contracts were:


Contract or Notional Amount
                              June 30, 1997  December 31, 1996
                                    $                   $

Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase      76,971,000      118,163,000
   Commitments to Sell          30,573,000       59,405,000
   Options Written              79,541,000       18,613,000
 Commodity Futures:
   Commitments to Purchase       8,358,000       17,683,000
   Commitments to Sell          46,478,000       22,811,000
   Options Written               2,209,000       18,407,000
 Foreign Futures:
   Commitments to Purchase      57,069,000       62,344,000
   Commitments to Sell          13,307,000       22,390,000
   Options Written               6,592,000                -
Off-Exchange-Traded
 Forward Currency Contracts
   Commitments to Purchase         282,000          420,000
   Commitments to Sell           1,226,000        1,379,000

                DEAN WITTER CORNERSTONE FUND III
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


A  portion of the amounts indicated as off-balance-sheet risk  in

forward   currency   contracts  is  due  to  offsetting   forward

commitments  to purchase and sell the same currency on  the  same

date   in   the   futures,  these  commitments  are  economically

offsetting,  but are not offset in the forward market  until  the settlement date.


The  net  unrealized gains on open contracts are  reported  as  a component  of  "Equity in Commodity futures trading accounts"  on the  Statements of Financial Condition and totaled $1,309,371 and

$2,580,803  at  June 30, 1997 and December 31, 1996 respectively.

Of  the $1,309,371 net unrealized gain on open contracts at  June

30, 1997, $1,310,791 related to exchange-traded futures contracts

and   $(1,420)related  to  off-exchange-traded  forward  currency

contracts.   Of  the  $2,580,803  net  unrealized  gain  on  open

contracts  at December 31, 1996, $2,589,289 related to  exchange-

traded  futures  contracts and $(8,486) related to  off-exchange-

traded forward currency contracts.



Exchange-traded futures contracts held by the Partnership at June

30,  1997 and December 31, 1996 mature through December 1997  and

June  1997  respectively.  Off-exchange-traded  forward  currency contracts  held by the Partnership at June 30, 1997 and  December

31, 1996 mature through July 1997 and January 1997.  The contract amounts in the above table represent the Partnership's extent  of involvement in the particular class of financial instrument, but

                DEAN WITTER CORNERSTONE FUND III
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)



not  the credit risk associated with counterparty nonperformance.

The  credit risk associated with these instruments is limited  to

the   amounts  reflected  in  the  Partnership's  Statements   of

Financial Condition.



The  Partnership  also has credit risk because DWR  acts  as  the futures  commission  merchant  or  the  sole  counterparty,  with

respect  to  most  of the Partnership's assets.   Exchange-traded

futures  contracts  are marked to market on a daily  basis,  with

variations  in  value  settled on a daily  basis.   DWR,  as  the

futures commission merchant for all of the Partnership's exchange-

traded-futures contracts, is required pursuant to regulations  of the  Commodity Futures Trading Commission ("CFTC")  to  segregate from  its  own  assets and for the sole benefit of its  commodity customers,  all funds held by DWR with respect to exchange-traded futures contracts including an amount equal to the net unrealized

gain   on   all  open  futures  contracts,  which  funds  totaled

$43,736,371  and  $43,176,300 at June 30, 1997 and  December  31,

1996,  respectively.  With  respect  to  the  Partnership's  off-

exchange-traded forward currency contracts, there  are  no  daily settlements  of variations in value nor is there any  requirement that  an  amount equal to the net unrealized gain on open forward contracts  be  segregated.  With respect  to  those  off-exchange traded forward currency contracts, the Partnership is at risk  to the ability of DWR, the counterparty on all of such contracts, to perform.

                DEAN WITTER CORNERSTONE FUND III
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




For the six months ended June 30 1997 and the year ended December

31,  1996, the average fair value of financial  instruments  held for trading purposes was as follows:


                                           June 30, 1997
                                       Assets        Liabilities
                                         $               $

Exchange-Traded Contracts:
  Financial Futures                 50,549,000       64,496,000
  Options on Financial Futures         661,000       68,073,000
  Commodity Futures                 34,588,000       19,519,000
  Options on Commodity Futures       2,074,000        8,390,000
  Foreign Futures                   52,179,000       15,385,000
  Options on Foreign Futures                 -       12,273,000
Off-Exchange-Traded Forward
 Currency Contracts                    304,000          512,000


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


4.  Subsequent Event

On  July  31,  1997,  DWR closed the sale  of  its  institutional futures business and foreign currency trading operations to  Carr

Futures

Inc.   ("Carr"),  a  subsidiary  of  Credit  Agricole   Indosuez.

Following  the  sale,  Carr  became  the  counterparty   on   the

Partntership's foreign currency trades.  However, during a

                DEAN WITTER CORNERSTONE FUND III
            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)




transition  period of about three months, DWR  will  continue  to perform  certain  services relating to the Partnership's  futures trading  including clearance.  After such transition period,  DWR will  continue  to  perform  certain  services  relating  to  the

Partnership's  futures trading including clearance.   After  such

transition period, DWR will continue to serve as a futures broker

for   the  Partnership  Carr  providing  execution  and  clearing services for the Partnership's account.

Item   2.MANAGEMENT'S  DISCUSSION  AND  ANALYSIS   OF   FINANCIAL
CONDITION         AND RESULTS OF OPERATIONS.


Liquidity  The  Partnership's assets  are  deposited  in  futures

interest  trading  accounts  with  DWR  and  are  used   by   the

Partnership as margin to engage in futures interest trading.  DWR holds  such  assets  in  either  designated  depositories  or  in securities approved by the CFTC for investment of customer funds.

The Partnership's assets held by DWR may be used as margin solely for  the  Partnership's  trading.  Since the  Partnership's  sole purpose is to trade in futures interests, it is expected that the

Partnership  will continue to own such liquid assets  for  margin purposes.


The  Partnership's investment in futures interests may, from time to time, be illiquid.  Most United States futures exchanges limit fluctuations in certain futures interest prices during  a  single day  by  regulations  referred to as  "daily  price  fluctuations limits" or "daily limits".  Pursuant to such regulations,  during a  single trading day no trades may be executed at prices  beyond the  daily limit.  If the price of a particular futures  interest has  increased  or  decreased by an amount equal  to  the  "daily limit,"  positions in such futures interest can neither be  taken nor liquidated unless traders are willing to effect trades at  or

within  the  limit.   Futures interest prices  have  occasionally

moved the daily limit for several consecutive days with little or no trading.  Such market conditions could prevent the Partnership from  promptly  liquidating its futures interests and  result  in restrictions on redemptions. However, since the commencement of trading by the Partnership, there has never been a time when illiquidity  has affected a material portion of the Partnership's assets.



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


Capital  Resources  The Partnership does not have,  nor  does  it expect  to  have, any capital assets.  Redemptions and  sales  of

Units  of Limited Partnership Interest in the future will  affect

the   amount  of  funds  available  for  investments  in  futures interests  in  subsequent periods.  As  redemptions  are  at  the discretion  of  the  Limited Partners,  it  is  not  possible  to

estimate   the  amount  and  therefore  the  impact   of   future

redemptions.



Results of Operations

For the Quarter and Six Months Ended June 30, 1997

For  the  quarter  ended June 30, 1997, the  Partnership's  total trading  revenues  including  interest  income  were  $1,655,372.

During the second quarter, the Partnership posted an increase in

Net  Asset  Value per Unit.  The most significant  trading  gains were  recorded in the soft commodities markets from  long  coffee futures positions as prices trended higher during April and  May.

Additional  gains  were  recorded in the  currency  markets  from transactions  involving the German mark relative to the  Japanese yen  during June.  A portion of these gains was offset by  losses recorded  from choppy price movement in the agricultural markets,

particularly  livestock  and  corn futures  during  the  quarter.

Losses  were also experienced from trading crude oil  futures  as oil  prices moved in a short-term volatile pattern.  In financial futures  trading,  losses were experienced from trendless  prices movement in global interest rate futures throughout a majority of the  quarter.  Smaller losses were recorded in the metals markets from  long positions in most base metals futures, as prices moved lower  during  April  and June.  During the second  quarter,  the

Partnership  posted  an  increase in Net Asset  Value  per  Unit.

Total  expenses for the period were $1,102,728 resulting  in  net

income  of  $552,644.   The value of an individual  Unit  in  the

Partnership  increased  from  $2,946.86  at  March  31,  1997  to

$2,984.95 at June 30, 1997.



For  the six months ended June 30, 1997, the Partnership's  total trading  revenues  including  interest  income  were  $6,331,948.

During  the first six months, the Partnership posted an  increase in  Net Asset Value per Unit.  The most significant trading gains were  recorded in the soft commodities markets from  long  coffee futures  positions as coffee prices trended higher during January

and

February  and  again  during April  and  May.   Gains  were  also

recorded in the currency markets during January and February as a result  of a strong upward trend in the value of the U.S.  dollar

versus  the Japanese yen and most major European currencies.   In

the  agricultural  markets, profits were  recorded  from  trading soybean  and  corn futures during March and June.  Smaller  gains were  experienced  in  the  metals  markets  during  January  and

February  from  long zinc futures positions as most  base  metals

prices  moved  higher.   A portion of the  Partnership's  overall

gains was offset by losses recorded from trendless price movement in  Japanese and European interest rate futures during April  and

May.   Trading  gains  experienced from long global  stock  index futures positions as global equity prices trended higher  in  May and  June  helped to mitigate these losses.  Smaller losses  were recorded  in energies as gas and oil prices moved in a short-term volatile  pattern for a majority of the first half of  the  year.

Total  expenses for the period were $2,212,323, resulting in  net income  of  $4,119,625.  The value of an individual Unit  in  the

Partnership  increased from $2,715.51 at  December  31,  1996  to

$2,984.95 at June 30, 1997.



For the Quarter and Six Months Ended June 30, 1996

For  the  quarter  ended June 30, 1996, the  Partnership's  total

trading  interest  income  were $3,426,685.   During  the  second

quarter,  the Partnership posted an increase in Net  Asset  Value per  Unit.  The most significant gains were recorded during April as  long corn and wheat futures positions profited from an upward move  in  prices.  Additional gains were recorded in corn futures during

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

Gains  were also recorded from short positions in copper  futures during  June  as  prices  plunged on news of  significant  losses incurred  by  Sumitomo Corporation.  These gains  were  partially offset  by losses recorded in financial futures trading  as  non-

U.S.  interest rate futures, particularly Japanese and Australian interest  rate  futures,  experienced  trendless  price  movement throughout  the  quarter.  Smaller losses were recorded  in  soft

commodities  as  coffee  prices were choppy  during  May.   Total

expenses for the quarter were $1,269,505, resulting in net income

of   $2,157,180.   The  value  of  an  individual  Unit  in   the

Partnership  increased  from  $2,155.72  at  March  31,  1996  to

$2,275.15 at June 30, 1996.



For  the six months ended June 30, 1996, the Partnership's  total

trading  losses  net of interest income were $1,644,108.   During

the first half of the year, the Partnership posted a decrease  in

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

Partnership  decreased from $2,508.68 at  December  31,  1995  to

$2,275.15 at June 30, 1996.

                  PART II.   OTHER INFORMATION



Item 1.   LEGAL PROCEEDINGS

On  September 6, 10, and 20, 1996, and on March 13, 1997, similar purported  class actions were filed in the Supreme Court  of  the

State  of  California, County of Los Angeles, on  behalf  of  all purchasers  of  interests in limited partnership commodity  pools sold  by DWR.  Named defendants include DWR, Demeter, Dean Witter

Futures  &  Currency Management, Inc., MSDWD  (all  such  parties

referred  to  hereafter  as  the  "Dean  Witter  Parties"),   the

Partnership, certain other limited partnership commodity pools of which  Demeter  is  the  general  partner,  and  certain  trading advisors to those pools.  On June 16, 1997, the plaintiffs in the

above  actions  filed a consolidated amended complaint.   Similar

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



Item 5.  OTHER INFORMATION

On  July  21,  1997,  MSDWD,  the sole  shareholder  of  Demeter,

appointed  a  new  Board of Directors consisting  of  Richard  M.

DeMartini, Mark J. Hawley, Lawrence Volpe, Joseph G. Siniscalchi,

Edward C. Oelsner III, and Robert E. Murray.

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




                               Dean Witter Cornerstone Fund III
                                        (Registrant)

                               By: Demeter Management Corporation
                                       (General Partner)

August 11, 1997                By:    /s/    Patti   L.    Behnke
                               Patti L. Behnke
                                       Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.