Form 10-Q
period 1997-09-30
WITTER DEAN CORNERSTONE FUND III
filed 1997-11-12
CIK 737000

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                           FORM 10-Q


[X]   Quarterly report pursuant to Section 13 or 15  (d)  of  the
Securities Exchange Act of 1934
For the period ended September 30, 1997 or

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

                       September 30, 1997

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

   Statements of Financial Condition
   September 30, 1997 (Unaudited) and December 31, 1996........2

   Statements of Operations for the Quarters Ended
   September 30, 1997 and 1996 (Unaudited).....................3

   Statements of Operations for the Nine Months Ended
   September 30, 1997 and 1996 (Unaudited).....................4

   Statements of Changes in Partners' Capital for the
   Nine Months Ended September 30, 1997 and 1996
   (Unaudited).................................................5

   Statements of Cash Flows for the Nine Months Ended
   September 30, 1997 and 1996 (Unaudited).....................6

   Notes to Financial Statements (Unaudited)............... 7-12

Item 2.  Management's Discussion and Analysis of Financial

Condition and Results of Operations...............13-18

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.................................19-20

Item 2.  Changes in Securities and Use of Proceeds.........20-22

Item 5.  Other Information....................................22

Item 6.  Exhibits and Reports on Form 8-K.................... 23





                DEAN WITTER CORNERSTONE FUND III
               STATEMENTS OF FINANCIAL CONDITION


                                              September 30,   December 31,
                                                      1997           1996
                                                      $              $
                                                 (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
 Cash                                           42,555,067     40,587,011
 Net unrealized gain on open contracts             798,104      2,580,803
 Net option premiums                              (298,284)      (291,412)

 Total Trading Equity                           43,054,887     42,876,402

Interest receivable (DWR)                          145,221        138,367
Due from DWR                                        57,294        122,701

 Total Assets                                   43,257,402     43,137,470


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                               480,835        680,730
 Common administrative expenses payable            146,523        137,548
 Accrued management fees                           142,885        142,387
 Accrued brokerage commissions (DWR)                95,690        129,098
 Accrued transaction fees and costs                  6,878         12,349

 Total Liabilities                                 872,811      1,102,112


Partners' Capital

 Limited Partners (13,669.711 and
  15,097.603 Units, respectively)               41,232,051     40,997,752
 General Partner (382.103 Units)                 1,152,540      1,037,606

 Total Partners' Capital                        42,384,591     42,035,358

  Total  Liabilities and Partners' Capital      43,257,402     43,137,470


NET ASSET VALUE PER UNIT                          3,016.31       2,715.51


        The accompanying footnotes are an integral part of these financial statements.



                DEAN WITTER CORNERSTONE FUND III
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                              For the Quarters Ended September 30,

                                       1997            1996
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                     1,591,335     (2,423,822)
    Net change in unrealized      (511,267)     2,687,470

      Total Trading Results      1,080,068        263,648

 Interest Income (DWR)             456,621        389,412

      Total Revenues             1,536,689        653,060


EXPENSES

 Brokerage commissions (DWR)       544,996        618,554
 Management fees                   440,963        372,913
 Transaction fees and costs         54,218         85,572
 Common administrative expenses     19,651         10,787

      Total Expenses             1,059,828      1,087,826

NET INCOME (LOSS)                  476,861       (434,766)


NET INCOME (LOSS) ALLOCATION

 Limited Partners                  464,881      (425,996)
 General Partner                    11,980        (8,770)


NET INCOME (LOSS) PER UNIT

 Limited Partners                    31.36        (22.95)
 General Partner                     31.36        (22.95)



        The accompanying footnotes are an integral part of these financial statements.



                DEAN WITTER CORNERSTONE FUND III
                    STATEMENTS OF OPERATIONS
                           (Unaudited)




                             For the Nine Months Ended September 30,

                                  1997            1996
                                    $            $
REVENUES
 Trading profit (loss):
    Realized                     8,294,807      455,028
    Net change in unrealized    (1,782,699)  (2,687,965)

      Total Trading Results      6,512,108   (2,232,937)

 Interest Income (DWR)           1,356,529    1,241,889

      Total Revenues             7,868,637     (991,048)


EXPENSES

 Brokerage commissions (DWR)     1,729,266    2,260,911
 Management fees                 1,318,572    1,203,080
 Transaction fees and costs        168,308      292,842
 Administrative expenses            56,005       20,142

      Total Expenses             3,272,151    3,776,975

NET INCOME (LOSS)                4,596,486   (4,768,023)


NET INCOME (LOSS) ALLOCATION

 Limited Partners                4,481,552   (4,670,020)
 General Partner                   114,934      (98,003)


NET INCOME (LOSS) PER UNIT

 Limited Partners                   300.80      (256.48)
 General Partner                    300.80      (256.48)




        The accompanying footnotes are an integral part of these financial statements.




                DEAN WITTER CORNERSTONE FUND III
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
     For the Nine Months Ended September 30, 1997 and 1996
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total
Partners' Capital
 December 31, 1995      18,714.921   $45,991,101   $958,573   $46,949,674

Continuous Offering          2.423         5,239         -          5,239

Net Loss                       -      (4,670,020)   (98,003)   (4,768,023)

Redemptions            (2,301.914)    (5,216,141)         -    (5,216,141)

Partners' Capital
 September 30, 1996    16,415.430    $36,110,179   $860,570   $36,970,749




Partners' Capital
 December 31, 1996     15,479.706    $40,997,752  $1,037,606  $42,035,358

Continuous Offering         1.841         5,000           -         5,000

Net Income                     -      4,481,552      114,934    4,596,486

Redemptions           (1,429.733)    (4,252,253)           -   (4,252,253)

Partners' Capital
 September 30, 1997   14,051.814    $41,232,051   $1,152,540  $42,384,591







         The accompanying footnotes are an integral part of these financial statements.




                DEAN WITTER CORNERSTONE FUND III
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)



                                         For the Nine Months Ended September 30,

                                                          1997            1996
                                                           $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                       4,596,486  (4,768,023)
Noncash item included in net income (loss):
      Net  change  in  unrealized                       1,782,699   2,687,965

 (Increase) decrease in operating assets:
    Net option premiums                                     6,872        -
    Interest receivable (DWR)                              (6,854)      33,159
    Due from DWR                                           65,407     (47,985)


 Increase (decrease) in operating liabilities:
    Common administrative expenses payable                  8,975     (54,110)
    Accrued management fees                                   498     (33,207)
    Accrued brokerage commissions (DWR)                   (33,408)    (18,575)
     Accrued transaction fees and costs                    (5,471)     (6,376)

Net  cash  provided by (used for) operating activities  6,415,204  (2,207,152)


CASH FLOWS FROM FINANCING ACTIVITIES

 Offering of units                                         5,000        5,239
 Increase (decrease) in redemptions payable             (199,895)      16,762
   Redemptions  of  units                             (4,252,253)  (5,216,141)

Net cash provided by (used for) financing activities  (4,447,148)  (5,194,140)


Net  increase  (decrease)  in  cash                    1,968,056   (7,401,292)

Balance  at  beginning  of  period                    40,587,011   42,294,365

Balance at end of period                              42,555,067   34,893,073





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

Corporation  ("Demeter").  The commodity broker for most  of  the

Partnership's transactions is Dean Witter Reynolds Inc.  ("DWR").

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

                DEAN WITTER CORNERSTONE FUND III
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




Futures  Inc. ("Carr"), a subsidiary of Credit Agricole Indosuez.

Following  the  sale,  Carr  became  the  counterparty   on   the

Partnership's  foreign  currency  trades.   However,   during   a

transition  period  of about four months, DWR  will  continue  to perform  certain  services relating to the Partnership's  futures trading  including clearance.  After such transition period,  DWR will continue to serve as a non-clearing commodity broker for the

Partnership  with  Carr  providing  all  clearing  services   for

Partnership transactions.



2. Related Party Transactions

The  Partnership's  cash  is on deposit  with  DWR  and  Carr  in commodity trading accounts to meet margin requirements as needed.

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

Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the  terms of the contracts.  There are numerous factors which may

                DEAN WITTER CORNERSTONE FUND III
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




significantly  influence  the market value  of  these  contracts,

including  interest rate volatility.  At September 30,  1997  and

December 31, 1996, open contracts were:


Contract or Notional Amount
                           September 30, 1997  December 31, 1996
                                    $                   $

Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase     115,607,000          118,163,000
   Commitments to Sell           7,785,000           59,405,000
   Options Written              62,986,000           18,613,000
 Commodity Futures:
   Commitments to Purchase      13,194,000           17,683,000
   Commitments to Sell          15,608,000           22,811,000
   Options Written                       -           18,407,000
 Foreign Futures:
   Commitments to Purchase      50,809,457           62,344,000
   Commitments to Sell          22,325,000           22,390,000
   Options Written                       -                    -
Off-Exchange-Traded
 Forward Currency Contracts
   Commitments to Purchase      17,550,000              420,000
   Commitments to Sell          26,170,000            1,379,000




A  portion of the amounts indicated as off-balance-sheet risk  in

forward   currency   contracts  is  due  to  offsetting   forward

commitments  to purchase and sell the same currency on  the  same

date   in   the   futures.  These  commitments  are  economically

offsetting,  but are not offset in the forward market  until  the settlement date.


The  net  unrealized gains on open contracts are  reported  as  a component  of  "Equity in Commodity futures trading accounts"  on the

                DEAN WITTER CORNERSTONE FUND III
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




Statements  of  Financial  Condition  and  totaled  $798,104  and

$2,580,803   at  September  30,  1997  and  December   31,   1996

respectively.   Of  the  $798,104 net  unrealized  gain  on  open

contracts  at  September 30, 1997, $994,901 related to  exchange-

traded  futures contracts and $(196,797)related to  off-exchange-

traded  forward  currency  contracts.   Of  the  $2,580,803   net

unrealized  gain  on  open  contracts  at  December   31,   1996,

$2,589,289  related  to  exchange-traded  futures  contracts  and

$(8,486)   related   to  off-exchange-traded   forward   currency

contracts.



Exchange-traded  futures contracts held  by  the  Partnership  at

September  30,  1997 and December 31, 1996 mature  through  March

1998  and  June  1997 respectively.  Off-exchange-traded  forward currency contracts held by the Partnership at September 30,  1997 and  December 31, 1996 mature through December 1997  and  January

1997.   The  contract  amounts in the above table  represent  the

Partnership's  extent of involvement in the particular  class  of financial  instrument, but not the credit  risk  associated  with counterparty  nonperformance.  The credit  risk  associated  with these  instruments  is limited to the amounts  reflected  in  the

Partnership's Statements of Financial Condition.



The  Partnership also has credit risk because either DWR or  Carr acts as the futures commission merchant or the counterparty, with

respect  to  most  of the Partnership's assets.   Exchange-traded

futures contracts are marked to market on a daily basis, with

                DEAN WITTER CORNERSTONE FUND III
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




variations  in  value  settled on a daily  basis.   DWR,  as  the

futures commission merchant for all of the Partnership's exchange-

traded-futures contracts, is required pursuant to regulations  of the  Commodity Futures Trading Commission ("CFTC")  to  segregate from  its  own  assets and for the sole benefit of its  commodity customers,  all funds held by DWR with respect to exchange-traded futures contracts including an amount equal to the net unrealized

gain   on   all  open  futures  contracts,  which  funds  totaled

$43,336,770  and $43,176,300 at September 30, 1997  and  December

31,  1996,  respectively. With respect to the Partnership's  off-

exchange-traded forward currency contracts, there  are  no  daily settlements  of variations in value nor is there any  requirement that  an  amount equal to the net unrealized gain on open forward contracts  be  segregated.  With respect  to  those  off-exchange traded forward currency contracts, the Partnership is at risk  to the  ability  of  Carr,  the sole counterparty  on  all  of  such

contracts, to perform.   Carr's parent, Credit Agricole Indosuez,

has guaranteed Carr's obligations to the Partnership.



For  the nine months ended September 30, 1997 and the year  ended

December   31,   1996,  the  average  fair  value  of   financial

instruments held for trading purposes was as follows:

                DEAN WITTER CORNERSTONE FUND III
            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)



                                        September 30, 1997
                                      Assets         Liabilities
                                         $               $

Exchange-Traded Contracts:
  Financial Futures                 74,052,000        54,151,000
  Options on Financial Futures         907,000        72,099,000
  Commodity Futures                 28,317,000        19,145,000
  Options on Commodity Futures       1,452,000         5,962,000
  Foreign Futures                   49,305,000        20,141,000
  Options on Foreign Futures                 -         9,397,000
Off-Exchange-Traded Forward
 Currency Contracts                  2,081,000         3,015,000


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

Item   2.MANAGEMENT'S  DISCUSSION  AND  ANALYSIS   OF   FINANCIAL
CONDITION         AND RESULTS OF OPERATIONS.


Liquidity  The  Partnership's assets  are  deposited  in  futures interest trading accounts with DWR and Carr, and are used by  the

Partnership as margin to engage in futures interest trading.  DWR and Carr hold such assets in either designated depositories or in securities approved by the CFTC for investment of customer funds.

The  Partnership's assets held by DWR and Carr  may  be  used  as

margin   solely   for  the  Partnership's  trading.   Since   the

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



Results of Operations

For the Quarter and Nine Months Ended September 30, 1997

For the quarter ended September 30, 1997, the Partnership's total trading  revenues  including  interest  income  were  $1,536,689.

During  the third quarter, the Partnership posted an increase  in

Net  Asset  Value  per  Unit.  The most  significant  gains  were recorded  in  the  financial  futures  markets,  particularly  in

Australian, Japanese and European bond futures, due to an  upward move  in  global  interest rate futures prices  during  July  and

September.

Smaller  gains  were recorded from long U.S. and  European  stock index  futures  as prices in these markets also increased  during

July.   In  currencies, profits were recorded  during  July  from

short  positions  in the German mark as the  value  of  the  U.S.

dollar increased versus the mark.  Smaller gains were recorded in the  energy  markets from long natural gas futures  positions  as

prices moved dramatically higher during August and September.   A

portion  of  the Partnership's overall gains for the quarter  was offset  by  losses  recorded  from trendless  price  movement  in agriculturals and soft commodities throughout a majority  of  the

quarter.    Total  expenses  for  the  quarter  were  $1,059,828,

resulting  in net income of $476,861.  The value of an individual

Unit in the Partnership increased from $2,984.95 at June 30, 1997 to $3,016.31 at September 30, 1997.



For  the  nine months ended September 30, 1997, the Partnership's total trading revenues including interest income were $7,868,637.

During  the first nine months of the year, the Partnership posted an  increase  in Net Asset Value per Unit.  The most  significant trading gains were recorded in the soft commodities markets  from long  coffee  futures positions as coffee prices  trended  higher during  January  and  February and again during  April  and  May.

Gains were also recorded in the currency markets as the value  of the  U.S.  dollar strengthened relative to most world  currencies during  the  first and third quarters of the year.  In  financial futures trading, gains were recorded from long global stock index futures  positions as global equity prices trended higher between

May  and  July.   Smaller gains were recorded  during  the  third

quarter from a bullish trend in global interest rate futures
prices.   Smaller profits were experienced in the metals  markets

during   January,  February  and  July  from  long  zinc  futures

positions  as prices in this market moved higher.  A  portion  of the  Partnership's  gains  was offset  by  losses  recorded  from trading  energy  futures  as oil and  gas  prices  moved  without consistent  direction for a majority of the year.  One  exception in  the  energy  complex  was natural gas futures  prices,  which increased  steadily during the third quarter, thus  resulting  in

profits  from  long  positions.   In  the  agricultural  markets,

smaller  losses  were experienced from trading livestock  futures

earlier  in  the  year.   Total  expenses  for  the  period  were

$3,272,151, resulting in net income of $4,596,486.  The value  of an individual Unit in the Partnership increased from $2,715.51 at

December 31, 1996 to $3,016.31 at September 30, 1997.



For the Quarter and Nine Months Ended September 30, 1996

For the quarter ended September 30, 1996, the Partnership's total trading revenues including interest income were $653,060.  During the third quarter, the Partnership posted a decrease in Net Asset

Value per Unit.  Trading gains during the quarter were offset  by brokerage commissions resulting in net trading losses.  The  most significant losses were recorded in soft commodities  as  coffee,

cocoa  and  cotton  futures  prices moved  in  a  choppy  pattern

throughout  the  quarter.   Additional losses  were  recorded  in

agricultural  futures  as  soybean  products  prices  also  moved

without  consistent  direction between July  and  September.   In

currency trading, losses were recorded as the value of the German mark and Swiss franc experienced short-term volatility versus the

U.S.  dollar  and  other  world currencies.   These  losses  were

partially
offset  by gains recorded from long crude and heating oil futures

positions   as   prices  trended  higher  during   the   quarter.

Additional  profits recorded from long Australian,  European  and

Japanese  bond futures positions, as prices trended higher,  also helped  to offset a portion of the Partnership's losses  for  the

quarter.    Total  expenses  for  the  quarter  were  $1,087,826,

resulting  in a net loss of $434,766.  The value of an individual

Unit in the Partnership decreased from $2,275.15 at June 30, 1996 to $2,252.20 at September 30, 1996.



For  the  nine months ended September 30, 1996, the Partnership's total trading losses net of interest income were $991,048. During the  first nine months, the Partnership posted a decrease in  Net

Asset  Value per Unit.  The most significant losses were recorded in  soft  commodities as coffee, sugar and cocoa  futures  prices moved  in  a  trendless  pattern for  a  majority  of  the  year.

Additional losses were recorded in currency trading as the  value of  the  Swiss  franc and British pound moved without  consistent direction versus other world currencies during a majority of  the first and third quarters.  Gains recorded from short Japanese yen positions,  as the value of the yen moved lower versus  the  U.S.

dollar,  helped  to offset a portion of these losses.   In  other

markets, small losses were recorded from trendless price movement experienced  in  metals during the first quarter and  in  soybean products throughout the year.  These losses were partially offset by gains recorded from long crude oil futures positions due to  a strong upward price trend, particularly during the third quarter.

Additional  gains  recorded during the third  quarter  from  long international interest rate futures positions more than offset losses experienced during February in these same markets from a dramatic  price  reversal lower.  Total expenses for  the  period

were  $3,776,975,  resulting in a net loss  of  $4,768,023.   The

value  of  an  individual Unit in the Partnership decreased  from

$2,508.68  at  December 31, 1995 to $2,252.20  at  September  30,

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

Dean Witter Parties or the Partnership.



Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Dean  Witter  Cornerstone Fund I ("Cornerstone I");  Dean  Witter

Cornerstone   Fund  II  ("Cornerstone  II"),  and   Dean   Witter

Cornerstone  III  ("Cornerstone  III")  collectively   registered

250,000  Units of Limited Partnership Interest ("Units") pursuant to  a  Registration Statement on Form S-1, which became effective on  May 31, 1984 (the "Registration Statement") (SEC File Numbers

2-88587;   88587-01;   88587-02).    As   contemplated   in   the

Registration   Statement,  an  additional   fund,   Dean   Witter

Cornerstone  Fund  IV  ("Cornerstone IV" and,  collectively  with

Cornerstone   I,   Cornerstone  II  and  Cornerstone   III,   the

"Partnerships")   was  registered  pursuant   to   Post-Effective

Amendment  No.  5  to  the Registration Statement,  which  became effective on February 6, 1987.  The managing underwriter for  the

Partnerships is DWR.



The  offering for Cornerstone I originally commenced on  May  31,

1984,  and 18,679.643 Units of Cornerstone I were sold  prior  to

its   dissolution  on  December  31,  1991.   The  offering   for

Cornerstone  II and Cornerstone III also originally commenced  on

May  31,  1984  and  currently  continues,  with  41,693.538  and

74,400.002 Units of

Cornerstone  II and Cornerstone III, respectively,  sold  through

September  30, 1997.  The offering for Cornerstone IV  originally commenced  on  February  6,  1987 and currently  continues,  with

100,550.782  Units  sold  through September  30,  1997.   Through

September  30,  1997, an aggregate of 235,323.965  Units  of  the

Partnership  have been sold, leaving 14,676.035  Units  remaining available for sale as of October 1, 1997.



The  aggregate offering amount registered was $262,496,000, based upon  the  initial  offering price of  $1,050  per  Unit  ($1,000 initial  Net  Asset  Value per Unit, plus a $50  per  Unit  sales charge  on  all  but  80 Units sold to the Partnerships'  initial trading managers) during the Initial Offering Periods of May  31,

1984  through  November 30, 1984 with respect to  Cornerstone  I,

Cornerstone II and Cornerstone III, and February 6, 1987  through

May 6, 1987 with respect to Cornerstone IV.



After  the  respective  Initial Offering Periods,  Units  in  the

Partnerships were sold at 107.625% of Net Asset Value  per  Unit,

including  a  charge for offering expenses of 2.5% of  Net  Asset

Value  per Unit, and a sales charge of 5% of the sum of  the  Net

Asset Value per Unit and the charge for offering expenses, during the "Continuing Offering".



The aggregate price of Units sold through September 30, 1997 with respect  to Cornerstone III is $137,116,764.


Effective September 30,  1994, Cornerstone II, Cornerstone II and

Cornerstone IV were closed  to new investors; Units have been sold since then  solely in  "Exchanges"  with existing investors, at 100%

of  Net  Asset Value
per  Unit.   DWR has been paying all expenses in connection  with

the   offering  of  Units  since  September  30,  1994,   without

reimbursement.




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




                               Dean Witter Cornerstone Fund III
                                        (Registrant)

                               By: Demeter Management Corporation
                                       (General Partner)

November 12, 1997              By:    /s/    Patti   L.    Behnke
                               Patti L. Behnke
                                       Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.