Form 10-Q
period 1998-03-31
WITTER DEAN CORNERSTONE FUND III
filed 1998-05-15
CIK 737000

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

[X]   Quarterly report pursuant to Section 13 or 15  (d)  of  the
Securities Exchange Act of 1934
For the period ended March 31, 1998 or

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


c/o Demeter Management Corporation
Two  World  Trade  Center, 62 FL. New  York,  NY            10048
(Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code (212) 392-5454

(Former name, former address, and former fiscal year, if changed since last report)


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

                         March 31, 1998

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

   Statements of Financial Condition
   March 31, 1998 (Unaudited) and December 31, 1997...........2

   Statements of Operations for the Quarters Ended
   March 31, 1998 and 1997 (Unaudited)........................3

   Statements of Changes in Partners' Capital for the
   Quarters Ended March 31, 1998 and 1997 (Unaudited).........4

   Statements of Cash Flows for the Quarters Ended
   March 31, 1998 and 1997 (Unaudited)........................5

   Notes to Financial Statements (Unaudited)...............6-11

Item 2.  Management's Discussion and Analysis of Financial

Condition and Results of Operations..............12-15


PART II. OTHER INFORMATION

Item 1. Legal Proceedings.................................16-17

Item 2. Changes in Securities and Use of Proceeds.........17-19

Item 6. Exhibits and Reports on Form 8-K.....................20







                 PART I.  FINANCIAL INFORMATION
                  ITEM 1.  FINANCIAL STATEMENTS

                DEAN WITTER CORNERSTONE FUND III
               STATEMENTS OF FINANCIAL CONDITION


                                     March 31,     December 31,
                                        1998           1997
                                         $              $
                                    (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
 Cash                             41,376,875     39,762,715
 Net unrealized gain on open contracts1,631,286   1,938,295
 Net option premiums                  (27,500)      (158,765)

 Total Trading Equity             42,980,661     41,542,245

 Interest receivable (DWR)           143,794        145,100
 Due from DWR                         49,908         94,981

 Total Assets                     43,174,363      41,782,326

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                 212,145         429,759
 Accrued management fees             143,060          138,480
 Common administrative expenses payable   113,255       99,713

 Total Liabilities                   468,460          667,952


Partners' Capital

 Limited Partners (13,091.056 and
  13,352.334 Units, respectively) 41,494,750       39,970,539
 General Partner (382.103 Units)   1,211,153        1,143,835

 Total Partners' Capital          42,705,903       41,114,374

 Total Liabilities and Partners' Capital  43,174,363  41,782,326


NET ASSET VALUE PER UNIT            3,169.70        2,993.52

        The accompanying footnotes are an integral part of these financial statements.

                DEAN WITTER CORNERSTONE FUND III
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                For the Quarters Ended March 31,

                                       1998            1997
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                      3,312,479      4,228,547
    Net change in unrealized        (307,009)      (5,500)

      Total Trading Results       3,005,470      4,223,047

    Interest Income (DWR)           430,094        453,531

      Total Revenues              3,435,564      4,676,578


EXPENSES

    Brokerage commissions (DWR)     556,591        586,097
    Management fees                 418,738        444,564
    Transaction fees and costs       56,265         59,614
    Common administrative expenses       13,542       19,322

      Total Expenses                1,045,136    1,109,597

NET INCOME                          2,390,428    3,566,981


NET INCOME ALLOCATION:
    Limited Partners                2,323,110    3,478,583
    General Partner                    67,318       88,398


NET INCOME PER UNIT:
    Limited Partners                   176.18       231.35
    General Partner                    176.18       231.35



        The accompanying footnotes are an integral part of these financial statements.


                DEAN WITTER CORNERSTONE FUND III
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
         For the Quarters Ended March 31, 1998 and 1997
                          (Unaudited)



                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total


Partners' Capital
  December 31, 1996     15,479.706 $40,997,752 $1,037,606 $42,035
,358

Offering of Units           1.841     5,000    -         5,000

Net Income                  -     3,478,583    88,398  3,566,981

Redemptions                 (689.609)   (2,017,565)             -
(2,017,565)

Partners' Capital
  March 31, 1997        14,791.938 $42,463,770 $1,126,004 $43,589
,774




Partners' Capital
   December 31, 1997     13,734.437$39,970,539  $1,143,835$41,114
,374

Net Income                -       2,323,110     67,3182,390,428

Redemptions               (261.278)      (798,899)              -
(798,899)

Partners' Capital
    March 31, 1998     13,473.159   $41,494,750    $1,211,153 $42
,705,903







         The accompanying footnotes are an integral part of these financial statements.



                DEAN WITTER CORNERSTONE FUND III
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                For the Quarters Ended March 31,

                                       1998            1997
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                       2,390,428    3,566,981
 Noncash item included in net income:
    Net change in unrealized        307,009        5,500

 (Increase) decrease in operating assets:
    Net option premiums             (131,265)     27,908
    Interest receivable (DWR)         1,306       (17,391)
    Due from DWR                     45,073       (26,232)

 Increase (decrease) in operating liabilities:
    Accrued management fees           4,580        5,323
    Common administrative expenses payable13,542  19,323
    Accrued brokerage commissions (DWR)-          11,049
       Accrued   transaction   fees   and    costs              -
(3,094)

 Net cash provided by operating activities   2,630,673  3,589,367


CASH FLOWS FROM FINANCING ACTIVITIES

 Offering of units                    -            5,000
 Increase (decrease) in redemptions payable(217,614)42,552
 Redemptions of units               (798,899)  (2,017,565)

 Net cash used for financing activities (1,016,513)(1,970,013)


 Net increase in cash             1,614,160    1,619,354

 Balance at beginning of period  39,762,715    40,587,011

 Balance at end of period        41,376,875     42,206,365



        The accompanying footnotes are an integral part of these financial statements.

                DEAN WITTER CORNERSTONE FUND III

                  NOTES TO FINANCIAL STATEMENTS

                           (Unaudited)

The  financial statements include, in the opinion of  management,

all  adjustments necessary for a fair presentation of the results of  operations and financial condition of Dean Witter Cornerstone

Fund  III  (the  "Partnership").  The  financial  statements  and condensed  notes  herein should be read in conjunction  with  the

Partnership's December 31, 1997 Annual Report on Form 10-K.



1. Organization

Dean  Witter  Cornerstone  Fund  III  is  a  limited  partnership organized  to  engage  in  the  speculative  trading  of  futures

contracts,   options  contracts,  and  forward  contracts.    The

Partnership  is  one  of  the  Dean  Witter  Cornerstone   Funds,

comprised  of  Dean  Witter  Cornerstone  Fund  II,  Dean  Witter

Cornerstone Fund III, and Dean Witter Cornerstone Fund  IV.   The

general   partner  for  the  Partnership  is  Demeter  Management

Corporation  ("Demeter").  The non-clearing commodity  broker  is

Dean  Witter Reynolds Inc. ("DWR"), with an unaffiliated  broker,

Carr  Futures,  Inc. ("Carr"), providing clearing  and  execution services.  Both Demeter and DWR are wholly-owned subsidiaries  of

Morgan  Stanley Dean Witter & Co. ("MSDW").  The trading advisors who  make  all trading decisions for the Partnership are  Abraham

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

Treasury   Bill  rates.  Brokerage  expenses  incurred   by   the

Partnership are paid to DWR.



3. Financial Instruments

The Partnership trades futures, options, and forward contracts in

interest   rates,  stock  indices,  commodities  and  currencies.

Futures and forwards represent contracts for delayed delivery  of an  instrument at a specified date and price.  Risk  arises  from changes  in  the  value  of  these contracts  and  the  potential inability  of  counterparties to perform under the terms  of  the

contracts.   There  are numerous factors which may  significantly

influence the market value of these contracts, including interest rate  volatility.  At March 31, 1998 and December 31, 1997,  open contracts were:















               DEAN WITTER CORNERSTONE FUND III
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               Contract or Notional Amount
                            March 31, 1998   December 31, 1997
                                    $                   $
Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase     30,969,000        50,242,000
   Commitments to Sell         14,399,000        21,172,000
   Options Written              4,173,000              -
 Commodity Futures:
   Commitments to Purchase      8,216,000         8,055,000
   Commitments to Sell         20,638,000        31,622,000
   Options Written                485,000               -
 Foreign Futures:
   Commitments to Purchase     60,626,000        50,870,000
   Commitments to Sell         20,033,000        42,064,000
Off-Exchange-Traded
 Forward Currency Contracts
   Commitments to Purchase     13,473,000        27,863,000
   Commitments to Sell         29,648,000         41,794,000


A  portion of the amounts indicated as off-balance-sheet risk  in

forward   currency   contracts  is  due  to  offsetting   forward

commitments  to purchase and sell the same currency on  the  same

date   in   the   future.   These  commitments  are  economically

offsetting,  but are not offset in the forward market  until  the settlement date.



The  net  unrealized  gain on open contracts  is  reported  as  a component  of  "Equity in Commodity futures trading accounts"  on the  Statements of Financial Condition and totaled $1,631,286 and

$1,938,295 at March 31, 1998 and December 31, 1997, respectively.



Of  the $1,631,286 net unrealized gain on open contracts at March

31, 1998, $1,171,945 related to exchange-traded futures contracts

                DEAN WITTER CORNERSTONE FUND III
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




and  $459,341  related  to off-exchange traded  forward  currency contracts.



Of  the  $1,938,295  net unrealized gain  on  open  contracts  at

December 31, 1997, $2,168,497 related to exchange-traded  futures contracts  and $(230,202) related to off-exchange-traded  forward currency contracts.



Exchange-traded  futures contracts held  by  the  Partnership  at

March 31, 1998 and December 31, 1997 mature through October  1998

and   June   1998,  respectively.   Off-exchange-traded   forward

currency contracts held by the Partnership at March 31, 1998  and

December  31,  1997  mature through June  1998  and  March  1998,

respectively.



The   contract   amounts  in  the  above  table   represent   the

Partnership's  extent of involvement in the particular  class  of financial  instrument, but not the credit  risk  associated  with counterparty  nonperformance.  The credit  risk  associated  with these  instruments  is limited to the amounts  reflected  in  the

Partnership's Statements of Financial Condition.



The  Partnership also has credit risk because either DWR or  Carr acts as the futures commission merchant or the counterparty, with respect  to  most  of  the Partnership's assets.  Exchange-traded futures and option contracts are marked to market on a daily

                DEAN WITTER CORNERSTONE FUND III
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




basis,  with variations in value settled on a daily  basis.   DWR

and  Carr,  as the futures commission merchants for  all  of  the

Partnership's exchange-traded futures and options contracts,  are required pursuant to regulations of the Commodity Futures Trading

Commission  ("CFTC") to segregate from their own assets  and  for the sole benefit of their commodity customers, all funds held  by them with respect to exchange-traded futures and option contracts including an amount equal to the net unrealized gain on all  open futures and option contracts, which funds totaled $42,548,820 and

$41,931,212 at March 31, 1998 and December 31, 1997 respectively.

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

obligations to the Partnership.



For  the  quarter  ended March 31, 1998 and for  the  year  ended

December   31,   1997,  the  average  fair  value  of   financial

instruments held for trading purposes was as follows:

                DEAN WITTER CORNERSTONE FUND III
            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)




                                           March 31, 1998
                                       Assets        Liabilities
                                         $                $
Exchange-Traded Contracts:
  Financial Futures                  57,390,000       14,454,000
  Options on Financial Futures            -           23,616,000
  Commodity Futures                   6,208,000       26,352,000
  Options on Commodity Futures            -              121,000
  Foreign Futures                    82,733,000       26,404,000
Off-Exchange-Traded Forward
 Currency Contracts                  35,752,000       45,639,000




                                          December 31, 1997
                                       Assets        Liabilities
                                         $                $
Exchange-Traded Contracts:
  Financial Futures                  82,881,000       46,462,000
  Options on Financial Futures          698,000       64,639,000
  Commodity Futures                  26,095,000       21,377,000
  Options on Commodity Futures        1,117,000        4,712,000
  Foreign Futures                    44,764,000       26,219,000
  Options on Foreign Futures          7,229,000                -
Off-Exchange-Traded Forward
 Currency Contracts                  12,599,000       13,558,000

Item   2.MANAGEMENT'S  DISCUSSION  AND  ANALYSIS   OF   FINANCIAL
CONDITION         AND RESULTS OF OPERATIONS.


Liquidity.  The  Partnership's  assets  on  deposit  in  separate commodity  trading  accounts with DWR  and  Carr,  the  commodity brokers,  and are used by the Partnership as margin to engage  in commodity  futures  contract trading.  DWR  and  Carr  hold  such

assets   in  either  designated  depositories  or  in  securities

approved  by  the  CFTC for investment of  customer  funds.   The

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



Results of Operations

For the Quarter Ended March 31, 1998

For  the  quarter  ended March 31, 1998, the Partnership's  total trading  revenues  including  interest  income  were  $3,435,564.

During the first quarter, the Partnership recorded a gain in  Net

Asset  Value per Unit.  The most significant gains were  recorded from  long  U.S.  and European stock index futures  positions  as prices  in  these markets trended consistently higher  throughout the quarter.  Additional profits were recorded from long European bond  futures  positions as prices in these markets also  trended higher during the quarter.  In energies, gains were recorded from short  crude oil futures positions as oil prices declined  during

January  and  February  as tensions eased  in  the  Middle  East.

Smaller  gains  were recorded from short positions  in  livestock futures as prices
in  these markets moved lower during February.  These gains  were partially offset by losses experienced in metals from long silver futures  positions as silver prices reversed lower  during  March after  trending steadily higher during January and  February  and from  short gold futures positions as gold prices reversed higher during  January.  Smaller losses were recorded in  currencies  as the  value  of  the  Australian dollar and  British  pound  moved

without  consistent  direction  throughout  a  majority  of   the

quarter.    Total  expenses  for  the  period  were   $1,045,136,

resulting  in  net  income  of  $2,390,428.   The  value  of   an

individual  Unit in the Partnership increased from  $2,993.52  at

December 31, 1997 to $3,169.70 at March 31, 1998.



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

Futures  &  Currency Management Inc. ("DWFCM"),  MSDW  (all  such parties referred to hereafter as the "Dean Witter Parties"),  the

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

Corporations Code, intentional and negligent breach of  fiduciary

duty,   fraudulent   and   unfair  business   practices,   unjust

enrichment,  and  conversion in the sale  and  operation  of  the various  limited  partnership commodity pools. Similar  purported class  actions were also filed on September 18 and 20,  1996,  in the  Supreme Court of the State of New York, New York County, and

on  November  14,  1996 in the Superior Court  of  the  State  of

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


The  offering for Cornerstone III originally commenced on  May  31,

1984  and  currently continues with 74,400.002 Units  sold  through

March   31,  1998.   Through  March  31,  1998,  an  aggregate   of

235,388.674  Units  of  the  Partnership  have  been  sold  leaving

14,611.326 Units remaining available for sale as of April 1, 1998.



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

The  aggregate  price of Units sold through March 31,  1998  with respect to Cornerstone II is $137,116,764.



Effective September 30, 1984, Cornerstone II, Cornerstone III and

Cornerstone IV were closed to new investors; Units have been sold since then solely in "Exchanges" with existing investors, at 100%

of Net Asset Value per Unit.  DWR has been paying all expenses in connection with the offering of Units since September  30,  1994,

without reimbursement.

Item 6.  Exhibits and Reports on Form 8-K

     A)  Exhibits - None.

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




                               Dean Witter Cornerstone Fund III
                                        (Registrant)

                               By: Demeter Management Corporation
                                       (General Partner)

May 11, 1998                   By:    /s/    Patti   L.    Behnke
                               Patti L. Behnke
                                       Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.