Form 10-Q
period 1999-03-31
WITTER DEAN CORNERSTONE FUND III
filed 1999-05-17
CIK 737000

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the period ended March 31, 1999 or

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

                         March 31, 1999

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

   Statements of Financial Condition
   March 31, 1999 (Unaudited) and December 31, 1998...........2

   Statements of Operations for the Quarters Ended
   March 31, 1999 and 1998 (Unaudited)........................3

   Statements of Changes in Partners' Capital for the
   Quarters Ended March 31, 1999 and 1998 (Unaudited).........4

   Statements of Cash Flows for the Quarters Ended
   March 31, 1999 and 1998 (Unaudited)........................5

   Notes to Financial Statements (Unaudited)...............6-10

Item 2. Management's Discussion and Analysis of Financial

Condition and Results of Operations.............. 11-17

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk . . . . . . . . . . . . . . . . . . . 17-29

PART II.                                   OTHER INFORMATION

Item 1. Legal Proceedings.................................   30

Item 2. Changes in Securities and Use of Proceeds.........30-31

Item 6. Exhibits and Reports on Form 8-K.....................31















                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
                DEAN WITTER CORNERSTONE FUND III
               STATEMENTS OF FINANCIAL CONDITION


                                     March 31,     December 31,
                                       1999            1998
                                         $              $
                                    (Unaudited)
ASSETS
Equity in futures interests trading accounts:
 Cash                             36,701,618     38,504,975
 Net unrealized gain on open contracts  649,464   2,102,810
 Net option premiums                  (74,375)       (50,047)

      Total Trading Equity        37,276,707     40,557,738

 Interest receivable (DWR)           114,342        120,465
 Due from DWR                         75,007           81,647

      Total Assets                37,466,056     40,759,850

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                289,838         220,184
 Accrued management fees            124,063         135,067
 Accrued administrative expenses     123,192          104,780

      Total Liabilities               537,093         460,031

Partners' Capital

 Limited Partners (11,858.359 and
  12,193.413 Units, respectively) 36,491,670    39,835,572
 General Partner (142.103 Units)      437,293        464,247

 Total Partners' Capital          36,928,963    40,299,819

  Total  Liabilities and Partners' Capital    37,466,056     40,7
59,850


NET ASSET VALUE PER UNIT            3,077.30        3,266.97

          The accompanying notes are an integral part of these financial statements.

                DEAN WITTER CORNERSTONE FUND III
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                For the Quarters Ended March 31,

                                       1999            1998
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                        (264,935)  3,312,479
    Net change in unrealized      (1,453,346)    (307,009)

      Total Trading Results       (1,718,281)  3,005,470

    Interest Income (DWR)           343,469      430,094

      Total Revenues              (1,374,812)   3,435,564


EXPENSES

      Brokerage   commissions  (DWR)       494,855        556,591
Management    fees                        383,211         418,738
Transaction   fees   and  costs             45,762         56,265
Administrative expenses              18,412         13,542
      Total Expenses                942,240      1,045,136

NET INCOME (LOSS)                 (2,317,052)    2,390,428

NET INCOME (LOSS) ALLOCATION:
    Limited Partners              (2,290,098)    2,323,110
    General Partner                  (26,954)       67,318


NET INCOME (LOSS) PER UNIT:
    Limited Partners                 (189.67)       176.18
    General Partner                  (189.67)       176.18


          The accompanying notes are an integral part of these financial statements.


                DEAN WITTER CORNERSTONE FUND III
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
         For the Quarters Ended March 31, 1999 and 1998
                          (Unaudited)



                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total


Partners' Capital
   December 31, 1997     13,734.437$39,970,539  $1,143,835$41,114
,374

Net Income                -       2,323,110     67,3182,390,428

Redemptions               (261.278)      (798,899)              -
(798,899)

Partners' Capital
    March 31, 1998     13,473.159   $41,494,750    $1,211,153 $42
,705,903




Partners' Capital
   December 31, 1998     12,335.516$39,835,572  $464,247$40,299,8
19

Net Loss                 -        (2,290,098) (26,954)(2,317,052)

Redemptions                 (335.054)    (1,053,804)            -
(1,053,804)

Partners' Capital
    March 31, 1999     12,000.462  $36,491,670    $437,293 $36,92
8,963










           The accompanying notes are an integral part of these financial statements.


                DEAN WITTER CORNERSTONE FUND III
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                For the Quarters Ended March 31,

                                       1999            1998
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                (2,317,052)  2,390,428
 Noncash item included in net income (loss):
    Net change in unrealized      1,453,346      307,009
 (Increase) decrease in operating assets:
      Net   option  premiums               24,328       (131,265)
Interest   receivable   (DWR)               6,123           1,306
Due from DWR                          6,640       45,073
 Increase (decrease) in operating liabilities:
    Accrued management fees          (11,004)      4,580
    Accrued administrative expenses      18,412      13,542

 Net cash provided by (used for) operating activities   (819,207)
2,630,673


CASH FLOWS FROM FINANCING ACTIVITIES

 Increase (decrease) in redemptions payable69,654  (217,614)
 Redemptions of units             (1,053,804)    (798,899)

 Net cash used for financing activities    (984,150) (1,016,513)

 Net increase (decrease) in cash  (1,803,357)  1,614,160
 Balance at beginning of period   38,504,975    39,762,715

 Balance at end of period        36,701,618    41,376,875





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

Partnership's December 31, 1998 Annual Report on Form 10-K.

1. Organization

Dean  Witter  Cornerstone  Fund  III  is  a  limited  partnership organized  to  engage  in  the speculative  trading  of  futures,

options  and  forward contracts on foreign currencies  and  other

commodity  interests  (collectively, "futures  interests").   The

Partnership  is  one  of  the  Dean  Witter  Cornerstone   Funds,

comprised  of  Dean Witter Cornerstone Fund II, the  Partnership,

and  Dean  Witter Cornerstone Fund IV. The Partnership's  general partner is Demeter Management Corporation ("Demeter").  The  non-

clearing  commodity broker is Dean Witter Reynolds  Inc.  ("DWR")

and  an unaffiliated clearing commodity broker, Carr Futures Inc.

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

Sunrise  Capital  Management  Inc., (collectively,  the  "Trading

Advisors").

                DEAN WITTER CORNERSTONE FUND III
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)



2. Related Party Transactions

The Partnership's cash is on deposit with DWR and Carr in futures interests trading accounts to meet margin requirements as needed.

DWR  pays  interest on these funds based on current 13-week  U.S.

Treasury  bill rates.  The Partnership pays brokerage commissions to DWR.



3.  Financial Instruments

The Partnership trades futures, options and forward contracts  on foreign  currencies  and other commodity interests.  Futures  and

forwards   represent  contracts  for  delayed  delivery   of   an

instrument  at  a  specified date and price.   Risk  arises  from

changes  in  the  value  of  these contracts  and  the  potential inability  of  counterparties to perform under the terms  of  the

contracts.   There  are numerous factors which may  significantly

influence the market value of these contracts, including interest rate volatility.



In  June  1998, the Financial Accounting Standards  Board  issued

Statement  of  Financial Accounting Standard  ("SFAS")  No.  133,

"Accounting  for  Derivative Instruments and Hedging  Activities"

effective  for fiscal years beginning after June 15,  1999.   The

Partnership has elected to adopt the provisions of SFAS  No.  133 beginning with the fiscal year ended December 31, 1998.  SFAS No.

133 supersedes SFAS No. 119 and No. 105, which required the

                DEAN WITTER CORNERSTONE FUND III
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)




disclosure of average aggregate fair values and contract/notional values, respectively, of derivative financial instruments for  an entity  which carries its assets at fair value.  The  application of  SFAS  No.  133  does  not have a significant  effect  on  the

Partnership's financial statements.



The  net  unrealized  gain on open contracts  is  reported  as  a component  of  "Equity in futures interests trading accounts"  on the  Statements of Financial Condition and totaled  $649,464  and

$2,102,810 at March 31, 1999 and December 31, 1998, respectively.

Of  the  $649,464 net unrealized gain on open contracts at  March

31, 1999, $585,811 related to exchange-traded futures and futures-

styled  option  contracts  and $63,653 related  to  off-exchange-

traded forward currency contracts.



Of  the  $2,102,810  net unrealized gain  on  open  contracts  at

December 31, 1998, $2,250,314 related to exchange-traded  futures and futures-styled option contracts and $(147,504) related to off-

exchange-traded forward currency contracts.



Exchange-traded futures and futures-styled options contracts held by the Partnership at March 31, 1999 and December 31, 1998 mature through March 2000 and June 1999, respectively. Off-exchange-

                DEAN WITTER CORNERSTONE FUND III
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)




traded  forward  currency contracts held by  the  Partnership  at

March 31, 1999 and December 31, 1998 mature through June 1999 and

March 1999, respectively.



The  Partnership  is subject to the credit risk  associated  with counterparty  non-performance.  The credit risk  associated  with the  instruments in which the Partnership is involved is  limited to  the  amounts  reflected  in the Partnership's  Statements  of

Financial  Condition.  DWR and Carr act as the futures commission merchants  or  the counterparties with respect  to  most  of  the

Partnership's  assets. Exchange-traded futures and futures-styled options  contracts  are marked to market on a daily  basis,  with variations  in value settled on a daily basis. Each  of  DWR  and

Carr,   as  a  futures  commission  merchant  for  all   of   the

Partnership's exchange-traded futures and futures-styled  options contracts, are required, pursuant to regulations of the Commodity

Futures  Trading Commission ("CFTC") to segregate from their  own assets,  and  for the sole benefit of their commodity  customers,

all  funds  held by them with respect to exchange-traded  futures and  futures-styled options contracts, including an amount  equal to the net unrealized gain on all open futures and futures-styled

options   contracts,  which  funds,  in  the  aggregate,  totaled

$37,287,429  and $40,755,289 at March 31, 1999 and  December  31,

1998, respectively.

                DEAN WITTER CORNERSTONE FUND III
           NOTES TO FINANCIAL STATEMENTS (CONCLUDED)




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



Capital  Resources. The Partnership does not have,  nor  does  it expect  to  have,  any  capital assets.  Future  redemptions  and exchanges  of  Units of Limited Partnership Interest  ("Unit(s)")

will  affect  the  amount of funds available  for  investment  in futures interests in subsequent periods.  Since they are  at  the discretion  of Limited Partners, it is not possible  to  estimate the  amount  and therefore, the impact of future redemptions  and exchanges.



Results of Operations

For the Quarter Ended March 31, 1999

For  the  quarter ended March 31, 1999, the Partnership  recorded total  trading  losses net of interest income of  $1,374,812  and

posted  a  decrease  in  Net  Asset Value  per  Unit.   The  most

significant losses were recorded from short positions in Japanese government  bond futures as prices increased during  January  and

February.  During January, Japanese government bond prices  moved higher in a "flight-to-quality" due to renewed concerns regarding the Brazilian economy. Prices in this market continued to increase during February amid growing speculation that a rise in

Japanese bond yields would result in Japanese investors replacing

international  bonds with yen-denominated debt.   In  currencies,

losses  were  incurred from long Japanese yen  positions  as  the value  of  the  yen, despite reaching a 27-month  high  in  early

January,   reversed  sharply  lower  after  the  Bank  of   Japan

intervened in an effort to keep Japanese exports affordable.  The yen continued to move lower versus the dollar during late January and  throughout  February  on concerns  regarding  the  Brazilian economy,  strong  economic data out of  the  U.S.  and  following comments by key Tokyo officials that Japanese policy makers  were satisfied  with a weaker yen.  In metals, losses were experienced during  the  first  half  of March from  short  aluminum  futures positions  as  prices  increased  amid  a  possible  drawdown  in warehouse stocks and reports of increased global demand.  Smaller losses  were  recorded in global stock index futures during  mid-

March  from  long  futures positions in the Financial  Times  100

Index  as  British equity prices slipped following  the  Bank  of

England's  Monetary  Policy  Committee  decision  to  keep  rates unchanged.  A portion of the Partnership's overall losses for the quarter were offset by gains recorded in the energy markets  from long futures positions in crude oil as oil prices climbed on news that both OPEC and non-OPEC countries had reached an agreement to

cut  total  output  beginning  April  1st.   Smaller  gains  were

recorded in the agricultural markets from short futures positions in  soybean  and  soybean products as prices declined  due  to  a healthy  South  American crop, fears that  Brazil  will  increase exports to support its economy and a continued decline in world demand. Total expenses for the three months ended March 31, 1999 were  $942,240, resulting in a net loss of $2,317,052.  The value of  a Unit decreased from $3,266.97 at December 1998 to $3,077.30 at March 31, 1999.

For the Quarter Ended March 31, 1998

For  the  quarter ended March 31, 1998, the Partnership  recorded total  trading  revenues including interest income of  $3,435,564

and  posted  an increase in Net Asset Value per Unit.   The  most

significant gains were recorded from long U.S. and European stock index  futures  positions  as prices  in  these  markets  trended consistently  higher throughout the quarter.  Additional  profits were recorded from long European bond futures positions as prices

in  these  markets also trended higher during  the  quarter.   In

energies,  gains  were  recorded from  short  crude  oil  futures positions  as oil prices declined during January and February  as tensions  eased in the Middle East.  Smaller gains were  recorded from  short  positions in livestock futures as  prices  in  these markets  moved lower during February.  These gains were partially offset  by losses experienced in metals from long silver  futures positions  as  silver prices reversed lower  during  March  after trending  steadily  higher during January and February  and  from short  gold  futures  positions as gold  prices  reversed  higher during  January.  Smaller losses were recorded in  currencies  as the  value  of  the  Australian dollar and  British  pound  moved

without  consistent  direction  throughout  a  majority  of   the

quarter.   Total  expenses for the three months ended  March  31,

1998 were $1,045,136, resulting in net income of $2,390,428.  The value of
a Unit increased from $2,993.52 at December 31, 1997 to $3,169.70 at March 31, 1998.



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


Item  3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES  ABOUT  MARKET
RISK

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

The  Partnership's  total market risk is  influenced  by  a  wide variety  of factors, including the diversification effects  among the Partnership's existing open positions, the volatility present

within  the  market(s), and the liquidity of the  market(s).   At

varying  times,  each of these factors may act to  exacerbate  or mute the market risk associated with the Partnership.



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

The Partnership accounts for open positions on the basis of mark-

to-market accounting principles.  As such, any loss in the fair value  of  the Partnership's open positions is directly reflected in  the  Partnership's earnings, whether realized or  unrealized,

and  the  Partnership's cash flow, as profits and losses on  open positions of exchange-traded futures interests are settled  daily through variation margin.



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



The Partnership's Value at Risk in Different Market Sectors


The  following  table  indicates  the  VaR  associated  with  the

Partnership's open positions as a percentage of total net  assets by  market category as of March 31, 1999.  As of March 31,  1999,

the  Partnership's  total capitalization  was  approximately  $37 million.

     Primary Market             March 31, 1999
     Risk Category              Value at Risk

     Interest Rate                 (0.43)%

     Currency                      (1.37)

     Equity                        (0.50)

      Commodity                         (0.79)

      Aggregate Value at Risk      (1.99)%

Aggregate  value  at  risk represents the aggregate  VaR  of  the

Partnership's open positions and not the sum of the  VaR  of  the individual categories listed above.  Aggregate VaR will be  lower as  it  takes into account correlation among different  positions and categories.


The  table  above  represents the VaR  of  the  Partnership's  open

positions   at   March  31,  1999  only  and  is  not   necessarily

representative  of  either  the  historic  or  future  risk  of  an investment in the Partnership.  As the Partnership's sole  business is  the  speculative  trading of primarily futures  interests,  the

composition  of  its  portfolio  of  open  positions   can   change

significantly  over any given time period or even within  a  single

trading  day.   Such  changes  in open positions  could  materially

impact  market  risk  as  measured  by  VaR  either  positively  or negatively.



The  table below supplements the quarter-end VaR by presenting  the

Partnership's  high, low and average VaR as a percentage  of  total net  assets for the four quarterly reporting periods from April  1,

1998 through March 31, 1999.

Primary Market Risk Category        High      Low      Average

Interest Rate                      (1.74)%   (0.43)%   (1.15)%

Currency                           (1.37)    (0.72)    (1.00)

Equity                             (0.91)    (0.08)    (0.53)

Commodity                          (0.93)    (0.68)    (0.78)

Aggregate Value at Risk            (2.23)%   (1.61)%   (1.88)%

Limitations on Value at Risk as an Assessment of Market Risk


The  face  value  of  the  market sector instruments  held  by  the

Partnership is typically many times the applicable margin  require-

ments,  as such margin requirements generally range between 2%  and

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

The  foregoing  VaR tables present the results of the Partnership's

VaR  for each of the Partnership's market risk exposures and on  an aggregate  basis  at March 31, 1999 and for the  end  of  the  four quarterly  reporting periods from April 1, 1998 through  March  31,

1999.   Since  VaR is based on historical data, VaR should  not  be

viewed   as   predictive  of  the  Partnership's  future  financial

performance or its ability to manage and monitor risk and there can

be  no  assurance  that  the  Partnership's  actual  losses  on   a

particular  day will not exceed the VaR amounts indicated  or  that such losses will not occur more than 1 in 100 trading days.



Non-Trading Risk

The  Partnership  has non-trading market risk on its  foreign  cash balances not needed for margin.  However, such balances, as well as

any   market   risk  they  may  represent,  are  immaterial.    The

Partnership  also  maintains a substantial  portion  (approximately

90%)  of its available assets in cash at DWR.  A decline in  short-

term  interest  rates will result in a decline in the Partnership's cash  management  income. This cash flow  risk  is  not  considered material.



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



The  following  were the primary trading risk  exposures  of  the

Partnership as of March 31, 1999, by market sector.   It  may  be

anticipated  however,  that  these  market  exposures  will  vary materially over time.

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

Australia.



Demeter  anticipates  that G-7 interest  rates  will  remain  the primary  market  exposure of the Partnership for the  foreseeable future.  The changes in interest rates which have the most effect on the Partnership are changes in long-term, as opposed to short-

term,  rates.  Most of the speculative futures positions held  by

the   Partnership   are  in  medium-to-long   term   instruments.

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

Partnership's  major  exposures  have  typically  been   in   the

dollar/yen, dollar/mark, dollar/euro and dollar/pound  positions.

Demeter  does  not  anticipate  that  the  risk  profile  of  the

Partnership's  currency sector will change significantly  in  the future,  although it is difficult at this point  to  predict  the effect  of  the introduction of the Euro on the Trading Advisors'

currency trading strategies.

       Equity.  The Partnership's  primary equity exposure is  to equity  price risk in the G-7 countries.  The stock index futures traded  by  the  Partnership are by law  limited  to  futures  on broadly  based  indices.  As of March 31, 1999, the Partnership's primary  exposures  were  in  the  S&P  500  and  All  Ordinaries

(Australia) stock indices.  Demeter anticipates little,  if  any,

trading  in non-G-7 stock indices.  The Partnership is  primarily exposed to the risk of adverse price trends or static markets  in the  major U.S., European and Japanese indices.  (Static  markets would  not cause major market changes but would make it difficult for  the  Partnership  to avoid being "whipsawed"  into  numerous small losses).

     Commodity.

    Metals.  The Partnership's primary metals market exposure  is

to  fluctuations  in  the  price of gold  and  silver.   Although

certain Trading Advisors will from time to time trade base metals such  as aluminum, copper, nickel and zinc, the principal  market exposures  of  the  Partnership have  consistently  been  in  the precious metals, gold and silver (and, to a much lesser extent, platinum and palladium). The Trading Advisors' gold trading has been increasingly limited due to the long-lasting and mainly non-

volatile decline in the price of gold over the last 10-15  years.

However,  silver prices have remained volatile over this  period,

and the Trading Advisors have from time to time taken substantial positions as they have perceived market opportunities to develop.

Demeter  anticipates that gold and silver will remain the primary metals market exposure for the Partnership.

      Soft  Commodities and Agriculturals. One  of  the  Partner-

ship's  primary  commodities exposure is to fluctuations  in  the price  of  agriculturals and soft commodities,  which  are  often directly  affected  by severe or unexpected  weather  conditions.

Soybeans,  sugar and corn accounted for the substantial  bulk  of the Partnership's commodities exposure at March 31, 1999.  In the past  the  Partnership has had material market exposure  to  live cattle  and lean hogs, currently does and may do so again in  the

future.   However, Demeter anticipates that the Trading  Advisors

will  maintain an emphasis on soybeans, sugar and corn, in  which the Partnership has historically taken it's largest positions.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership at March 31, 1999.



Foreign  Currency  Balances.  The Partnership's  primary  foreign currency  balances  are in euros, Swiss francs,  British  pounds,

Mexican  pesos and Australian dollars.  The Partnership  controls the  non-trading  risk of these balances by regularly  converting these  balances  back  into U.S. dollars  at  varying  intervals,

depending upon such factors as size, volatility, etc.



Qualitative Disclosures Regarding Means of Managing Risk Exposure

The  means  by  which the Partnership and the  Trading  Advisors,

severally,  attempt to manage the risk of the Partnership's  open positions  are  essentially the same  in  all  market  categories

traded.   Demeter  attempts  to manage the  Partnership's  market

exposure  by  (i)  diversifying the  Partnership's  assets  among different  Trading  Advisors, each of whose strategies  focus  on different  market  sectors  and  trading  approaches,  and  (ii),

monitoring  the performance of the Trading Advisors  on  a  daily

basis.     In    addition,   the   Trading   Advisors   establish

diversification  guidelines, often set in terms  of  the  maximum margin  to be committed to positions in any one market sector  or market  sensitive instrument.  One should be aware  that  certain

Trading  Advisors  treat their risk control  policies  as  strict rules, whereas others treat such policies as general guidelines.

Demeter monitors and controls the risk of the Partnership's  non-

trading   instrument,  cash,  which  is  the   only   Partnership

investment directed by Demeter, rather than the Trading Advisors.

                   PART II.  OTHER INFORMATION



Item 1.   LEGAL PROCEEDINGS

The  following supplements Legal Proceedings previously disclosed in Item 3. of the Partnership's  1998 Form 10-K:



On  April  12,  1999,  the  defendants  filed  a  motion  in  the

California  action to oppose certification by the  court  of  the class in the California litigation.



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



The  offering for Cornerstone III originally commenced on  May  31,

1984  and  currently continues with 74,405.186 Units  sold  through

April 1, 1999. Through April 1, 1999, an aggregate of 235,422.053

Units  have been sold leaving 14,577.947 Units remaining  available for sale as of April 1, 1999.



The  aggregate  price of Units sold through April  1,  1999  with respect to Cornerstone III is $137,132,762.



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




                           Dean Witter Cornerstone Fund III
                             (Registrant)

                           By: Demeter Management Corporation
                               (General Partner)

May 14, 1999               By: /s/ Lewis A. Raibley, III
                                   Lewis A. Raibley, III
                                    Director  and Chief Financial
                               Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.