Form 10-Q
period 1999-06-30
WITTER DEAN CORNERSTONE FUND III
filed 1999-08-12
CIK 737000

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 1999 or

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

                         June 30, 1999

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

   Statements of Financial Condition
   June 30, 1999 (Unaudited) and December 31, 1998............2

   Statements of Operations for the Quarters Ended
   June 30, 1999 and 1998 (Unaudited).........................3

   Statements of Operations for the Six Months Ended
   June 30, 1999 and 1998 (Unaudited).........................4

   Statements of Changes in Partners' Capital for the
   Six Months Ended June 30, 1999 and 1998 (Unaudited)........5

   Statements of Cash Flows for the Six Months Ended
   June 30, 1999 and 1998 (Unaudited).........................6

   Notes to Financial Statements (Unaudited)...............7-11

Item 2. Management's Discussion and Analysis of Financial

Condition and Results of Operations.............. 12-20

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk ......................................20-32

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.................................. 33

Item 2.  Changes in Securities and Use of Proceeds........33-34

Item 6.  Exhibits and Reports on Form 8-K................... 34


                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                DEAN WITTER CORNERSTONE FUND III
               STATEMENTS OF FINANCIAL CONDITION


                                      June 30,     December 31,
                                        1999           1998
                                         $              $
                                    (Unaudited)
ASSETS
Equity in futures interests trading accounts:
 Cash                           35,428,932       38,504,975
 Net unrealized gain on open contracts2,153,381    2,102,810
 Net option premiums              (179,222)          (50,047)

      Total Trading Equity      37,403,091       40,557,738

 Due from DWR                      188,144           81,647
 Interest receivable (DWR)         114,124          120,465

      Total Assets              37,705,359       40,759,850

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable               478,864          220,184
 Accrued administrative expenses   142,106          104,780
 Accrued management fees           124,795          135,067

      Total Liabilities            745,765          460,031

Partners' Capital

 Limited Partners (11,524.846 and
    12,193.413 Units, respectively)36,509,428    39,835,572
 General Partner (142.103 Units)     450,166         464,247

 Total Partners' Capital        36,959,594       40,299,819

  Total  Liabilities and Partners' Capital   37,705,359       40,
759,850


NET ASSET VALUE PER UNIT          3,167.89          3,266.97


          The accompanying notes are an integral part of these financial statements.

                DEAN WITTER CORNERSTONE FUND III
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                   For the Quarters Ended June 30,

                                     1999                1998
                                       $             $
REVENUES
 Trading profit (loss):
    Realized                      221,630       510,583
    Net change in unrealized    1,503,917       (146,226)

      Total Trading Results     1,725,547       364,357

          Interest       Income       (DWR)               336,329
427,720

      Total Revenues            2,061,876       792,077


EXPENSES

    Brokerage commissions (DWR)   526,252       536,265
    Management fees               375,763       417,353
    Transaction fees and costs     57,173        54,388
    Administrative expenses        18,914        18,632

      Total Expenses              978,102     1,026,638

NET INCOME (LOSS)                1,083,774      (234,561)


NET INCOME (LOSS) ALLOCATION

    Limited Partners             1,070,901      (228,145)
    General Partner                 12,873        (6,416)

NET INCOME (LOSS) PER UNIT

      Limited   Partners                  90.59           (16.79)
General Partner                     90.59         (16.79)


          The accompanying notes are an integral part of these financial statements.


                DEAN WITTER CORNERSTONE FUND III
                    STATEMENTS OF OPERATIONS
                           (Unaudited)




                                For the Six Months Ended June 30,

                                     1999                1998
                                       $             $
REVENUES
 Trading profit (loss):
    Realized                        (43,305)  3,823,062
                      Net   change   in   unrealized       50,571
(453,235)

      Total Trading Results          7,266    3,369,827

    Interest Income (DWR)          679,798       857,814

      Total Revenues               687,064      4,227,641


EXPENSES

    Brokerage commissions (DWR)  1,021,107    1,092,856
    Management fees                758,974      836,091
    Transaction fees and costs     102,935      110,653
    Administrative expenses         37,326         32,174

      Total Expenses             1,920,342     2,071,774

NET INCOME (LOSS)                (1,233,278)   2,155,867


NET INCOME (LOSS) ALLOCATION

    Limited Partners             (1,219,197)  2,094,965
    General Partner                 (14,081)     60,902

NET INCOME (LOSS) PER UNIT

    Limited Partners                 (99.08)     159.39
    General Partner                  (99.08)     159.39


          The accompanying notes are an integral part of these financial statements.


                DEAN WITTER CORNERSTONE FUND III
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
        For the Six Months Ended June 30, 1999 and 1998
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total



Partners' Capital,
    December   31,   1997      13,734.437             $39,970,539
$1,143,835                       $41,114,374

Offering   of  Units           5.184              15,998        -
15,998

Net      Income                     -                   2,094,965
60,902                            2,155,867

Redemptions                  (599.870)                (1,857,782)
-                                  (1,857,782)

Partners' Capital,
    June   30,   1998          13,139.751             $40,223,720
$1,204,737                       $41,428,457





Partners' Capital,
    December   31,   1998      12,335.516             $39,835,572
$464,247                         $40,299,819

Net     Loss                       -                  (1,219,197)
(14,081)                         (1,233,278)

Redemptions                  (668.567)                (2,106,947)
-                                  (2,106,947)

Partners' Capital,
    June   30,   1999           11,666.949            $36,509,428
$450,166                          $36,959,594





           The accompanying notes are an integral part of these financial statements.

                DEAN WITTER CORNERSTONE FUND III
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)


                                 For the Six Months Ended June 30,

                                     1999              1998
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
   Net  income  (loss)                 (1,233,278)              2
,155,867
 Noncash item included in net income (loss):
    Net change in unrealized         (50,571)            453,235

 (Increase) decrease in operating assets:
    Net option premiums             129,175              276,105
    Due from DWR                    (106,497)            (71,447)
Interest receivable (DWR)             6,341              1,035

 Increase (decrease) in operating liabilities:
          Accrued      administrative      expenses        37,326
26,463
          Accrued      management      fees              (10,272)
1,023

  Net  cash  provided  by  (used for)  operating  activities   (1
,227,776)                                       2,842,281


CASH FLOWS FROM FINANCING ACTIVITIES

  Offering of units                   -                    15,998
Increase (decrease) in redemptions payable258,680         (7,286)
Redemptions   of  units                (2,106,947)              (
1,857,782)

   Net   cash   used   for   financing  activities    (1,848,267)
(1,849,070)

 Net increase (decrease) in cash  (3,076,043)            993,211
     Balance     at     beginning    of    period      38,504,975
39,762,715

     Balance     at     end    of    period            35,428,932
40,755,926


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

Witter  &  Co. ("MSDW"). The trading managers to the  Partnership are  Abraham  Trading  Co.,  Welton  Investment  Corporation  and

Sunrise  Capital  Management  Inc., (collectively,  the  "Trading

Managers").

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

Partnership  elected  to adopt the provisions  of  SFAS  No.  133 beginning  with  the  fiscal year that ended December  31,  1998.

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

Partnership's financial statements.



The  net  unrealized  gain on open contracts  is  reported  as  a component  of  "Equity in futures interests trading accounts"  on the  Statements of Financial Condition and totaled $2,153,381 and

$2,102,810 at June 30, 1999 and December 31, 1998, respectively.



Of  the $2,153,381 net unrealized gain on open contracts at  June

30,  1999,  $2,087,450  related to  exchange-traded  futures  and futures-styled  option  contracts and  $65,931  related  to  off-

exchange-traded forward currency contracts.



Of  the  $2,102,810  net unrealized gain  on  open  contracts  at

December 31, 1998, $2,250,314 related to exchange-traded  futures and futures-styled option contracts and $(147,504) related to off-

exchange-traded forward currency contracts.



Exchange-traded futures and futures-styled options contracts held by  the Partnership at June 30, 1999 and December 31, 1998 mature through June 2000 and June 1999, respectively. Off-exchange-

                DEAN WITTER CORNERSTONE FUND III
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)




traded forward currency contracts held by the Partnership at June

30,  1999 and December 31, 1998 mature through September 1999 and

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

$37,516,382  and  $40,755,289 at June 30, 1999 and  December  31,

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



Results of Operations

For the Quarter and Six Months Ended June 30, 1999

For the quarter ended June 30, 1999, the Partnership recorded total  trading  revenues including interest income of  $2,061,876 and  posted  an  increase in Net Asset Value per Unit.  The  most significant  gains  were recorded in global stock  index  futures from  long positions in S&P 500 Index futures as domestic  equity prices moved higher during April, following an interest rate  cut by  the  European Central Bank, and during late  June  after  the

Federal  Reserve said it was shifting to a neutral bias following an increase in the Federal Funds rate on June 30. Additional gains were recorded during May and June from short positions in

U.S.  interest rate futures as domestic bond prices  declined  in anticipation of an interest rate increase by the Federal  Reserve late  in the quarter.  In the agricultural markets, profits  were recorded from short futures positions in soybeans and soybean oil as  prices  in  these markets fell during May  and  June  due  to

favorable  planting  forecasts  and  bearish  supply-demand   and

production  data.   These gains were partially offset  by  losses

incurred  from long positions in most base metals as prices  fell significantly during late May amid large supply, low  demand  and as  the  possibility of production cuts in the near future seemed

unlikely.   Smaller  losses were recorded in the  energy  markets

during  June from long positions in natural gas futures as prices

moved  lower  due to higher-than-expected storage levels.   Total

expenses  for the three months ended June 30, 1999 were $978,102,

resulting  in  net income of $1,083,774.  The  value  of  a  Unit increased from $3,077.30 at March 31, 1999 to $3,167.89  at  June

30, 1999.



For  the six months ended June 30, 1999, the Partnership recorded total trading revenues including interest income of $687,064 and,

after  expenses, posted a decrease in Net Asset Value  per  Unit.

The  most significant net trading losses were recorded from short positions in Japanese government bond futures as prices increased during January and February.  During January, Japanese government bond  prices moved higher in a "flight-to-quality" due to renewed concerns regarding the Brazilian economy.  Prices in this  market continued to increase during February amid growing speculation that a rise in Japanese bond yields would result in Japanese investors  replacing  international  bonds  with  yen-denominated debt.  In  metals,  losses were incurred  during  May  from  long positions  in  most base metals as prices declined amid  abundant supplies,  weak demand and as the possibility of production  cuts in  the  near future seemed unlikely.  Smaller losses experienced from  long  British pound positions, as the value  of  the  pound weakened  versus the U.S. dollar during May due  to  fear  of  an interest rate cut by the Bank of England, more than offset  gains from  short positions in the Swiss franc and the European  common currency,  the euro, as their values weakened versus  the  dollar throughout the first half of the year.  A portion of the  overall

Partnership losses for the first six months of 1999 was offset by gains  recorded  in the agricultural markets from  short  futures positions  in soybeans and soybean oil as prices declined  during

January  and February, and again during May and June,  due  to  a healthy  South  American crop, fears that  Brazil  will  increase exports  to support its economy and a continued decline in  world

demand.    Additional  gains  were  recorded  from  long  futures

positions  in  crude oil as oil prices climbed during  the  first quarter on news that both OPEC and non-OPEC countries had reached an agreement to cut total output beginning April 1st.  Oil prices received  an  added  boost during the second  quarter  as  prices reached  a  19-month high due to declining inventory  levels  and increasing demand.  Total expenses for the six months ended  June

30,  1999 were $1,920,342, resulting in a net loss of $1,233,278.

The value of a Unit decreased from $3,266.97 at December 31, 1998 to $3,167.89 at June 30, 1999.

For the Quarter and Six Months Ended June 30, 1998

For  the  quarter  ended June 30, 1998, the Partnership  recorded total trading revenues including interest income of $792,077 and,

after  expenses, posted a decrease in Net Asset Value  per  Unit.

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

1998 were $1,026,638, resulting in a net loss of $234,561. The value of a Unit decreased from $3,169.70 at March 31, 1998 to

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

March  after  trending steadily higher during January and  February and  from  short  gold  futures positions as gold  prices  reversed higher  during January.  Smaller losses were recorded in currencies from  transactions involving the British pound, as its value  moved in  a trendless pattern throughout a majority of the first half  of the  year, and from short German mark positions as its value  moved higher versus the U.S. dollar during April.  Total expenses for the six  months ended June 30, 1998 were $2,071,774, resulting  in  net income
of  $2,155,867.   The value of a Unit increased from  $2,993.52  at

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

Trading  Managers - could result in a material financial risk  to the  Partnership.  All  U.S. futures  exchanges  are  subject  to monitoring  by the CFTC of their Year 2000 preparedness  and  the major  foreign futures exchanges are also expected to be  subject to market-wide testing of their Year 2000 compliance during 1999.

Demeter  intends to monitor the progress of Carr and the  Trading

Managers throughout 1999 in their Year 2000 compliance and, where applicable,  to  test its external interface with  Carr  and  the

Trading Managers.



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


Risks  Associated  With  the Euro.  On January  1,  1999,  eleven countries in the European Union established fixed conversion rates on their existing sovereign currencies and converted to a

common   single  currency  (the  "euro").   During  a  three-year

transition  period,  the sovereign currencies  will  continue  to exist  but  only as a fixed denomination of the euro.  Conversion to the euro prevents the Trading Managers from trading in certain currencies and thereby limits their ability to take advantage  of potential market opportunities that might otherwise have  existed had  separate  currencies been available  to  trade.  This  could adversely affect the performance results of the Partnership.



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

Litigation  Reform Act of 1995 (set forth in Section 27A  of  the

Securities Act of 1933 and Section 21E of the Securities Exchange

Act of 1934).  All
quantitative disclosures in this section are deemed to be forward-

looking  statements for purposes of the safe harbor,  except  for statements of historical fact.



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



The  Partnership's  risk exposure in the various  market  sectors traded  by  the Trading Managers is estimated below in  terms  of

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

Trading Managers in their daily risk management activities.



The Partnership's Value at Risk in Different Market Sectors


The  following  table  indicates  the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets by market category as of June 30, 1999.  As of June 30, 1999, the

Partnership's total capitalization was approximately $37 million.

     Primary Market             June 30, 1999
     Risk Category              Value at Risk

     Equity                         (2.24)%

     Interest Rate                  (1.11)

     Currency                       (1.95)

     Commodity                      (1.01)

     Aggregate Value at Risk        (3.63)%

Aggregate  value  at  risk represents the aggregate  VaR  of  the

Partnership's open positions and not the sum of the  VaR  of  the individual categories listed above.  Aggregate VaR will be  lower as  it  takes into account correlation among different  positions and categories.


The  table  above  represents the VaR  of  the  Partnership's  open

positions   at   June  30,  1999  only  and  is   not   necessarily

representative  of  either  the  historic  or  future  risk  of  an investment in the Partnership.  As the Partnership's sole  business is  the  speculative  trading of primarily futures  interests,  the

composition  of  its  portfolio  of  open  positions   can   change

significantly  over any given time period or even within  a  single

trading  day.   Such  changes  in open positions  could  materially

impact  market  risk  as  measured  by  VaR  either  positively  or negatively.



The  table below supplements the quarter-end VaR by presenting  the

Partnership's  high, low and average VaR as a percentage  of  total

Net  Assets for the four quarterly reporting periods from  July  1,

1998 through June 30, 1999.

Primary Market Risk Category        High      Low      Average

Equity                             (2.24)%   (0.08)%   (0.93)%

Interest Rate                      (1.74)    (0.43)    (1.15)
Currency                           (1.95)    (0.72)    (1.28)
Commodity                          (1.01)    (0.68)    (0.80)

Aggregate Value at Risk            (3.63)%   (1.61)%   (2.36)%

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

The  foregoing  VaR tables present the results of the Partnership's

VaR  for each of the Partnership's market risk exposures and on  an aggregate  basis  at  June 30, 1999 and for the  end  of  the  four quarterly  reporting  periods from July 1, 1998  through  June  30,

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

Partnership  also  maintains a substantial  portion  (approximately

85%)  of its available assets in cash at DWR.  A decline in  short-

term  interest  rates will result in a decline in the Partnership's cash  management  income. This cash flow  risk  is  not  considered material.



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

Securities Act and Section 21E of the Securities Exchange Act.  The

Partnership's  primary  market  risk  exposures  as  well  as   the

strategies used and to be used by Demeter and the Trading  Managers for  managing such exposures are subject to numerous uncertainties,

contingencies  and risks, any one of which could cause  the  actual results  of  the  Partnership's risk controls to differ  materially from  the objectives of such strategies.  Government interventions,

defaults  and  expropriations, illiquid markets, the  emergence  of dominant  fundamental  factors,  political  upheavals,  changes  in

historical   price   relationships,  an  influx   of   new   market

participants,  increased regulation and many  other  factors  could result  in  material losses as well as in material changes  to  the

risk   exposures  and  the  risk  management  strategies   of   the

Partnership.    Investors  must  be  prepared  to   lose   all   or

substantially all of their investment in the Partnership.



The  following  were  the primary trading  risk  exposures  of  the

Partnership  as  of  June 30, 1999, by market sector.   It  may  be

anticipated  however,  that  these  market  exposures   will   vary

materially over time.

      Equity.  The primary market exposure in the Partnership is in the  stock index sector.  The primary equity exposure is to  equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly based

indices.   As of June 30, 1999, the Partnership's primary exposures

were  in the S&P 500 (U.S.), NASDAQ (U.S.) and Nikkei (Japan) stock

indices.   The  Partnership is primarily exposed  to  the  risk  of

adverse  price trends or static markets in the U.S.,  European  and

Japanese  indices.   (Static markets would not cause  major  market

changes  but would make it difficult for the Partnership  to  avoid being "whipsawed" into numerous small losses).

      Interest  Rate.   The  second largest  market  exposure  this

quarter  is  in  the  interest rate complex.  Exposure  was  spread across the U.S., German, Australian, Spanish, and Japanese interest rate sectors.  Interest rate movements directly affect the price of the  sovereign  bond futures positions held by the Partnership  and indirectly  affect  the  value  of its  stock  index  and  currency

positions.   Interest  rate movements in one  country  as  well  as

relative  interest  rate  movements  between  countries  materially impact  the Partnership's profitability.  The Partnership's primary interest  rate exposure is generally to interest rate  fluctuations

in  the  United States and the other G-7 countries.   However,  the

Partnership also takes futures positions in the government debt  of smaller  nations  - e.g. Australia and Spain.  Demeter  anticipates that  G-7  and  Australian interest rates will remain  the  primary interest  rate  exposure  of the Partnership  for  the  foreseeable future.  The changes in interest rates, which have the most  effect on  the Partnership, are changes in long-term, as opposed to short-

term rates.  Most of the speculative futures positions held by  the

Partnership are in
medium-to-long term instruments.  Consequently, even  a  material change  in  short-term  rates would have  little  effect  on  the

Partnership, were the medium-to-long term rates to remain steady.

     Currency. The Partnership's currency exposure is to exchange rate  fluctuations,  primarily  fluctuations  which  disrupt  the historical pricing relationships between different currencies and currency  pairs.  Interest rate changes as well as political  and

general  economic  conditions influence these fluctuations.   The

Partnership  trades  in  a large number of currencies,  including cross-rates - i.e., positions between two currencies  other  than

the   U.S.   dollar.   For  the  second  quarter  of  1999,   the

Partnership's  major exposures were in the Euro currency  crosses and  outright U.S. dollar positions.  (Outright positions consist of  the U.S. dollar vs. other currencies.  These other currencies

include  the  major  and  minor currencies).   Demeter  does  not

anticipate  that  the risk profile of the Partnership's  currency

sector  will  change significantly in the future.   The  currency

trading  Value  at  Risk figure includes foreign  margin  amounts converted  into  U.S. dollars with an incremental  adjustment  to reflect  the  exchange  rate risk inherent  to  the  dollar-based

Partnership in expressing Value at Risk in a functional  currency other than dollars.

     Commodity.

     Soft  Commodities and Agriculturals.  On June 30, 1999,  the

Partnership  had a reasonable amount of exposure in  the  markets that comprise these sectors.  Most of the exposure, however,  was
in  the  corn,  coffee and soybean markets.   Supply  and  demand

inequalities,  severe weather disruption and market  expectations affect price movements in these markets.

     Metals. The Partnership's primary metals market exposure  is

to  fluctuations  in  the  price of gold  and  silver.   Although

certain  Trading  Managers will, from time to  time,  trade  base metals  such as aluminum, copper, nickel and lead, the  principal market  exposures  of the Partnership have consistently  been  in precious  metals,  gold and silver.  The Trading  Managers'  gold trading has been increasingly limited due to the long-lasting and mainly non-volatile decline in the price of gold over the last 10-

15  years.   However, silver prices have remained  volatile  over

this  period, and the Trading Managers have, from time  to  time,

taken   substantial  positions  as  they  have  perceived  market

opportunities  to  develop.  Demeter anticipates  that  gold  and silver  will  remain the primary metals market exposure  for  the

Partnership.

     Energy.  On June 30, 1999, the Partnership's energy exposure was  shared  by  futures contracts in the  oil  and  natural  gas

markets.   Price movements in these markets result from political

developments  in  the  Middle East, weather patterns,  and  other economic  fundamentals.  As oil prices have  broken  out  of  low price  ranges  achieved in 1998, it is possible  that  volatility will  increase as well.  Significant profits and losses have been and  are  expected to continue to be experienced in this  market.

Natural gas, also a primary energy market exposure, has exhibited

                                    more volatility than the  oil

markets  on  an  intra-day and daily basis  and  is  expected  to continue in this choppy pattern.



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership as of June 30, 1999:



Foreign  Currency  Balances.  The Partnership's  primary  foreign currency  balances  are in Swiss francs, euros,  British  pounds,

Japanese yen and Mexican pesos. The Partnership controls the non-

trading  risk  of  these balances by regularly  converting  these balances  back  into dollars upon liquidation of  the  respective position.



Qualitative Disclosures Regarding Means of Managing Risk Exposure

The  means  by  which the Partnership and the  Trading  Managers,

severally,  attempt to manage the risk of the Partnership's  open positions  are  essentially the same  in  all  market  categories

traded.   Demeter  attempts  to manage the  Partnership's  market

exposure  by  (i)  diversifying the  Partnership's  assets  among different  Trading  Managers, each of whose strategies  focus  on different  market  sectors  and  trading  approaches,  and  (ii),

monitoring  the performance of the Trading Managers  on  a  daily

basis.     In    addition,   the   Trading   Managers   establish

diversification  guidelines, often set in terms  of  the  maximum margin to be committed to positions in any one market sector or market sensitive instrument. One should be aware that certain

Trading  Managers  treat their risk control  policies  as  strict rules, whereas others treat such policies as general guidelines.



Demeter monitors and controls the risk of the Partnership's  non-

trading   instrument,  cash,  which  is  the   only   Partnership

investment directed by Demeter, rather than the Trading Managers.

                   PART II.  OTHER INFORMATION



Item 1.   LEGAL PROCEEDINGS

The  following supplements Legal Proceedings previously disclosed in the Partnership's 1998 Form 10-K:



With   respect   to  the  plaintiff's  consolidated   action   in

California, on July 1, 1999, the Superior Court of the  State  of

California, ruling from the bench, denied the plaintiffs'  motion to have their lawsuit certified as a class action, stating, among other  things,  that plaintiffs' lawsuit did not  present  common questions of fact.



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



The  offering for Cornerstone III originally commenced on  May  31,

1984  and  currently continues with 74,405.186 Units  sold  through

July

1, 1999. The aggregate price of Units sold through July 1, 1999 was

$137,132,762.



For the Cornerstone Funds in aggregate, 235,430.680 Units have been sold  through  July  1,  1999, leaving 14,569.320  Units  remaining available for sale as of July 1, 1999.



Effective September 30, 1984, Cornerstone II, the Partnership and

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




                           Dean Witter Cornerstone Fund III
                             (Registrant)

                           By: Demeter Management Corporation
                               (General Partner)

August 13, 1999            By: /s/ Lewis A. Raibley, III
                                   Lewis A. Raibley, III
                                    Director  and Chief Financial
                               Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.