Form 10-Q
period 1999-09-30
WITTER DEAN CORNERSTONE FUND III
filed 1999-11-12
CIK 737000

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 1999 or

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

                       September 30, 1999

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

   Statements of Financial Condition
   September 30, 1999 (Unaudited) and December 31, 1998.......2

   Statements of Operations for the Quarters Ended
   September 30, 1999 and 1998 (Unaudited)....................3

   Statements of Operations for the Nine Months Ended
   September 30, 1999 and 1998 (Unaudited)....................4

   Statements of Changes in Partners' Capital for the Nine Months Ended September 30, 1999 and 1998 (Unaudited)..5

   Statements of Cash Flows for the Nine Months Ended
   September 30, 1999 and 1998 (Unaudited)....................6

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.................................. 33

Item 2.  Changes in Securities and Use of Proceeds........33-34

Item 6.  Exhibits and Reports on Form 8-K................... 34




                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                DEAN WITTER CORNERSTONE FUND III
               STATEMENTS OF FINANCIAL CONDITION


                                   September 30,   December 31,
                                      1999              1998
                                         $              $
                                    (Unaudited)
ASSETS
Equity in futures interests trading accounts:
 Cash                           33,783,604       38,504,975
 Net unrealized gain on open contracts984,033     2,102,810
 Net option premiums              (139,169)          (50,047)

      Total Trading Equity      34,628,468       40,557,738

 Interest receivable (DWR)         112,952          120,465
 Due from DWR                       77,798            81,647

      Total Assets              34,819,218       40,759,850

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable               277,651          220,184
 Accrued administrative expenses   162,942          104,780
 Accrued management fees           115,137          135,067

      Total Liabilities            555,730          460,031

Partners' Capital

 Limited Partners (11,273.419 and
    12,193.413 Units, respectively)33,836,968    39,835,572
 General Partner (142.103 Units)       426,520         464,247

 Total Partners' Capital        34,263,488       40,299,819

  Total  Liabilities and Partners' Capital   34,819,218       40,
759,850


NET ASSET VALUE PER UNIT          3,001.48          3,266.97

          The accompanying notes are an integral part of these financial statements.

                DEAN WITTER CORNERSTONE FUND III
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                For the Quarters Ended September 30,

                                     1999                1998
                                       $             $
REVENUES
 Trading profit (loss):
    Realized                    (140,237)     1,195,020
         Net      change      in     unrealized       (1,169,348)
3,556,398

      Total Trading Results   (1,309,585)     4,751,418

           Interest       Income       (DWR)              344,598
422,909

      Total Revenues            (964,987)     5,174,327


EXPENSES

    Brokerage commissions (DWR)  556,565       543,426
    Management fees              351,219       434,472
    Transaction fees and costs    41,564        57,477
    Administrative expenses       20,836          20,852

      Total Expenses             970,184      1,056,227

NET INCOME (LOSS)              (1,935,171)    4,118,100


NET INCOME (LOSS) ALLOCATION

    Limited Partners           (1,911,525)   3,997,158
    General Partner               (23,646)     120,942

NET INCOME (LOSS) PER UNIT

       Limited    Partners                (166.41)         316.52
General Partner                   (166.41)      316.52


          The accompanying notes are an integral part of these financial statements.


                DEAN WITTER CORNERSTONE FUND III
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                             For the Nine Months Ended September 30,

                                     1999                1998
                                       $             $
REVENUES
 Trading profit (loss):
    Realized                       (183,542)  5,018,082
                      Net   change  in  unrealized    (1,118,777)
3,103,163

      Total Trading Results     (1,302,319)   8,121,245

    Interest Income (DWR)        1,024,396    1,280,723

      Total Revenues              (277,923)     9,401,968


EXPENSES

    Brokerage commissions (DWR)  1,577,672    1,636,282
    Management fees              1,110,193    1,270,563
    Transaction fees and costs     144,499      168,130
    Administrative expenses         58,162         53,026

      Total Expenses             2,890,526     3,128,001

NET INCOME (LOSS)                (3,168,449)   6,273,967


NET INCOME (LOSS) ALLOCATION

        Limited    Partners             (3,130,722)     6,092,123
    General Partner                (37,727)    181,844

NET INCOME (LOSS) PER UNIT

    Limited Partners                (265.49)     475.91
    General Partner                 (265.49)     475.91

          The accompanying notes are an integral part of these financial statements.


                DEAN WITTER CORNERSTONE FUND III
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
     For the Nine Months Ended September 30, 1999 and 1998
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total



Partners' Capital,
    December   31,   1997      13,734.437             $39,970,539
$1,143,835                       $41,114,374

Offering   of  Units           5.184              15,998        -
15,998

Net      Income                     -                   6,092,123
181,844                           6,273,967

Redemptions                  (897.394)                (2,849,139)
-                                  (2,849,139)

Partners' Capital,
    September   30,   1998     12,842.227             $43,229,521
$1,325,679                       $44,555,200





Partners' Capital,
    December   31,   1998      12,335.516             $39,835,572
$464,247                         $40,299,819

Net    Loss                       -                   (3,130,722)
(37,727)                         (3,168,449)

Redemptions                  (919.994)                (2,867,882)
-                                  (2,867,882)

Partners' Capital,
    September   30,   1999    11,415.522              $33,836,968
$426,520                         $34,263,488









           The accompanying notes are an integral part of these financial statements.

                DEAN WITTER CORNERSTONE FUND III
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                              For the Nine Months Ended September 30,

                                     1999              1998
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
   Net  income  (loss)                 (3,168,449)              6
,273,967
 Noncash item included in net income (loss):
      Net  change  in  unrealized       1,118,777               (
3,103,163)

 (Increase) decrease in operating assets:
    Net option premiums              89,122              (7,952)
      Interest receivable (DWR)       7,513              6,538
    Due from DWR                      3,849              (2,139)

 Increase (decrease) in operating liabilities:
          Accrued      administrative      expenses        58,162
47,316
          Accrued      management      fees              (19,930)
11,041

  Net  cash  provided  by  (used for)  operating  activities   (1
,910,956)                                      3,225,608


CASH FLOWS FROM FINANCING ACTIVITIES

  Offering of units                   -                    15,998
Increase   (decrease)  in  redemptions  payable57,467           (
128,767)
Redemptions   of  units              (2,867,882)                (
2,849,139)

   Net   cash   used  for  financing  activities      (2,810,415)
(2,961,908)

 Net increase (decrease) in cash(4,721,371)              263,700
     Balance    at    beginning    of    period        38,504,975
39,762,715

     Balance     at     end    of    period            33,783,604
40,026,415




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

Witter  &  Co. ("MSDW"). The trading managers to the  Partnership are  Welton Investment Corporation ("Welton") and Sunrise Capital

Management   Inc.   ("Sunrise"),  (collectively,   the   "Trading

Managers").

                DEAN WITTER CORNERSTONE FUND III
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)



Commencing with the September 30, 1999 monthly closing,  the  Net

Assets previously managed by Abraham Trading Co. were reallocated to Welton Investment Corporation.  Additionally, any net proceeds or  redemptions  received via monthly exchanges into  or  out  of

Cornerstone  III  will be allocated equally  between  Welton  and

Sunrise.



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

                DEAN WITTER CORNERSTONE FUND III
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)




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

SFAS  No. 133 supersedes SFAS No. 119 and No. 105, which required

the   disclosure   of   average   aggregate   fair   values   and

contract/notional  values, respectively, of derivative  financial instruments for an entity which carries its assets at fair value.

The  application  of  SFAS No. 133 does not  have  a  significant effect on the Partnership's financial statements.



The  net  unrealized  gain on open contracts  is  reported  as  a component  of  "Equity in futures interests trading accounts"  on the  Statements of Financial Condition and totaled  $984,033  and

$2,102,810  at  September  30,  1999  and  December   31,   1998,

respectively.



Of  the  $984,033  net  unrealized  gain  on  open  contracts  at

September  30, 1999, $671,559 related to exchange-traded  futures and  futures-styled option contracts and $312,474 related to off-

exchange-traded forward currency contracts.

                DEAN WITTER CORNERSTONE FUND III
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Of  the  $2,102,810  net unrealized gain  on  open  contracts  at

December 31, 1998, $2,250,314 related to exchange-traded  futures and futures-styled option contracts and $(147,504) related to off-

exchange-traded forward currency contracts.



Exchange-traded futures and futures-styled options contracts held by  the  Partnership at September 30, 1999 and December 31,  1998

mature  through  March  2000 and June  1999,  respectively.  Off-

exchange   traded  forward  currency  contracts   held   by   the

Partnership  at September 30, 1999 and December 31,  1998  mature through December 1999 and March 1999, respectively.



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

                DEAN WITTER CORNERSTONE FUND III
           NOTES TO FINANCIAL STATEMENTS (CONCLUDED)




them  with  respect to exchange-traded futures and futures-styled

options   contracts,  including  an  amount  equal  to  the   net

unrealized  gain  on all open futures and futures-styled  options contracts, which funds, in the aggregate, totaled $34,455,163 and

$40,755,289  at  September  30,  1999  and  December  31,   1998,

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



Results of Operations

For the Quarter and Nine Months Ended September 30, 1999

For  the  quarter  ended  September  30,  1999,  the  Partnership recorded  total trading losses net of interest income of $964,987 and  posted  a  decrease in Net Asset Value per  Unit.  The  most significant  losses  were recorded from  trading  S&P  500  Index futures  as domestic equity prices moved in a short-term volatile pattern  during late July and August due to inflationary concerns in  the  U.S.  Additional losses were experienced in this  market complex  during  July  from long positions  in  Hang  Seng  Index futures as Hong Kong equity prices moved lower due to rising

China-Taiwan  tensions  and a decline in China's  gross  domestic

product.   In global interest rate futures, losses were  recorded

during August from short eurodollar positions as U.S. bond prices moved temporarily higher during mid-month due to benign inflation

data.   Smaller losses were incurred from short positions in  the

Swiss  franc  and  the  euro  as  the  value  of  these  European currencies reversed their previous downward trend versus the U.S.

dollar during July due to strong economic data out of Europe  and

U.S.  inflationary  fears.  The losses recorded  in  this  market complex  were mitigated by gains recorded from long positions  in the  Japanese yen as the value of the yen strengthened versus the

U.S.  dollar  during  the  quarter amid  optimism  regarding  the

Japanese economy.  A portion of the Partnership's overall  losses for  the quarter was offset by gains recorded from long positions in  crude oil and its refined products, unleaded gas, heating oil

and  gas  oil.   Oil  prices increased during  July,  August  and

September,  due  primarily to a perceived  tightness  in  supply,

increasing  demand and an announcement by OPEC officials  stating that  they  would  maintain output cuts until April  2000.  Total expenses  for  the  three months ended September  30,  1999  were

$970,184, resulting in a net loss of $1,935,171.  The value of  a

Unit  decreased from $3,167.89 at June 30, 1999 to  $3,001.48  at

September 30, 1999.



For  the  nine  months ended September 30, 1999, the  Partnership recorded  total trading losses net of interest income of $277,923 and posted a decrease in Net Asset Value per Unit. The most significant losses were incurred from short positions in Japanese government  bond futures as prices increased during  January  and

February.  During January, Japanese government bond prices  moved higher in a "flight-to-quality" due to renewed concerns regarding

the  Brazilian  economy.   Prices in  this  market  continued  to

increase during February amid growing speculation that a rise  in

Japanese bond yields would result in Japanese investors replacing

international  bonds with yen-denominated debt.   In  currencies,

losses were experienced from long British pound positions as  the value of the pound weakened versus the U.S. dollar during May due

to  fear  of  an  interest rate cut by the Bank of  England.   In

global stock index futures, losses were recorded during July from long  positions  in Hang Seng Index futures as Hong  Kong  equity prices  moved  lower due to rising China-Taiwan  tensions  and  a decline  in China's gross domestic product.  Smaller losses  were incurred in the metals markets during May from long positions  in most  base  metals as prices declined amid abundant supplies  and

weak  demand.   A  portion of these losses was  offset  by  gains

recorded from long futures positions in crude oil and its refined products as oil prices climbed during the first quarter  on  news that both OPEC and non-OPEC countries had reached an agreement to cut  total  output beginning April 1st.  Oil prices  received  an added boost during the second and third quarters due to declining inventory  levels and increasing demand. Total expenses  for  the nine  months ended September 30, 1999 were $2,890,526,  resulting in  a net loss of $3,168,449.  The value of a Unit decreased from

$3,266.97  at  December 31, 1998 to $3,001.48  at  September  30,

1999.

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

$1,056,227, resulting in net income of $4,118,100.  The value  of a  Unit increased from $3,152.91 at June 30, 1998 to $3,469.43 at

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



Item  3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES  ABOUT  MARKET
RISK

Introduction


The  Partnership  is a commodity pool engaged  primarily  in  the speculative  trading of futures interests.  The market  sensitive instruments  held  by  the Partnership are  acquired  solely  for speculative trading purposes and, as a result, all or substantially all of the Partnership's assets are subject to the risk  of trading loss.  Unlike an operating company, the risk  of market-sensitive instruments is integral, not incidental, to  the

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

Partnership's   experience   to  date   and/or   any   reasonable

expectation premised upon historical changes in the fair value of market-sensitive instruments.


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



The Partnership's Value at Risk in Different Market Sectors

The  following  table  indicates  the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net Assets by market category as of September 30, 1999. As of September 30,

1999,  the  Partnership's total capitalization was  approximately

$34  million.

     Primary Market            September 30, 1999
     Risk Category              Value at Risk

     Equity                        (0.10)%

     Interest Rate                 (0.74)

     Currency                      (0.87)

     Commodity                     (1.11)

     Aggregate Value at Risk       (1.73)%



Aggregate  value  at  risk represents the aggregate  VaR  of  the

Partnership's open positions and not the sum of the  VaR  of  the individual categories listed above.  Aggregate VaR will be  lower as  it  takes into account correlation among different  positions and categories.


The  table  above  represents the VaR of the  Partnership's  open positions  at  September  30, 1999 only and  is  not  necessarily representative  of  either the historic  or  future  risk  of  an

investment  in  the  Partnership.   As  the  Partnership's   sole

business   is  the  speculative  trading  of  primarily   futures

interests, the composition of its portfolio of open positions can change significantly over any given time period or even within  a

single  trading  day.   Such  changes  in  open  positions  could

materially   impact  market  risk  as  measured  by  VaR   either

positively or negatively.

The  table below supplements the quarter-end VaR by presenting  the

Partnership's  high, low and average VaR as a percentage  of  total

Net Assets for the four quarterly reporting periods from October 1,

1998 through September 30, 1999.

Primary Market Risk Category        High      Low      Average

Equity                             (2.24)%   (0.10)%    (0.94)%

Interest Rate                      (1.32)    (0.43)     (0.90)
Currency                           (1.95)    (0.72)     (1.23)
Commodity                          (1.11)    (0.73)     (0.91)

Aggregate Value at Risk            (3.63)%   (1.61)%    (2.24)%


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



The  foregoing  VaR tables present the results of the Partnership's

VaR  for each of the Partnership's market risk exposures and on  an aggregate basis at September 30, 1999 and for the end of  the  four quarterly  reporting periods from October 1, 1998 through September

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

Partnership  also  maintains a substantial  portion  (approximately

91%)  of its available assets in cash at DWR.  A decline in  short-

term interest
rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered material.



Materiality,  as  used  throughout this section,  is  based  on  an

assessment  of  reasonably  possible  market  movements   and   the

potential losses caused by such movements, taking into account  the leverage,  optionality and multiplier features of the Partnership's market- sensitive instruments.



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



The  following  were the primary trading risk  exposures  of  the

Partnership as of September 30, 1999, by market sector.   It  may

be  anticipated  however, that these market exposures  will  vary materially over time.

      Currency. The primary market exposure in the Partnership at

September 30, 1999 was in the currency sector.  The Partnership's currency  exposure  is  to exchange rate fluctuations,  primarily fluctuations  which disrupt the historical pricing  relationships between  different currencies and currency pairs.  Interest  rate changes  as  well  as  political and general economic  conditions influence these fluctuations.  The Partnership trades in a  large number  of  currencies, including cross-rates -  i.e.,  positions between two currencies other than the U.S. dollar.  For the third quarter  of 1999, the Partnership's major exposures were  in  the

euro   currency  crosses  and  outright  U.S.  dollar  positions.

(Outright  positions  consist  of  the  U.S.  dollar  vs.   other

currencies.  These other currencies include the major  and  minor

currencies).   Demeter does not anticipate that the risk  profile

of the Partnership's currency sector will change significantly in

the  future.   The  currency trading VaR figure includes  foreign

margin  amounts  converted into U.S. dollars with an  incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing VaR in a functional currency other than dollars.

      Interest  Rate.  The  second largest market  exposure  this quarter  was in the interest rate complex.  Exposure  was  spread

across   the  U.S.,  German,  Japanese,  Spanish  and  Australian

interest  rate sectors.  Interest rate movements directly  affect the  price  of the sovereign bond futures positions held  by  the

Partnership  and indirectly affect the value of its  stock  index and  currency positions.  Interest rate movements in one  country as  well  as  relative interest rate movements between  countries

materially   impact   the   Partnership's   profitability.    The

Partnership's  primary  interest rate exposure  is  generally  to interest rate fluctuations in the United States and the other G-7 countries.  However, the Partnership also takes futures positions in  the government debt of smaller nations - e.g. Australia,  New

Zealand  and Spain.  Demeter anticipates that G-7 and  Australian interest rates will remain the primary interest rate exposure  of

the  Partnership  for  the foreseeable future.   The  changes  in

interest  rates,  which have the most effect on the  Partnership,

are  changes in long-term, as opposed to short-term, rates.  Most of  the speculative futures positions held by the Partnership are

in   medium-to-long  term  instruments.   Consequently,  even   a

material  change in short-term rates would have little effect  on the  Partnership, were the medium-to-long term  rates  to  remain steady.

      Equity. The primary equity exposure is to equity price risk in the G-7 countries.  The stock index futures traded by the

Partnership  are  by  law  limited to  futures  on  broadly-based

indices.   As  of  September 30, 1999, the Partnership's  primary

exposures  were  in the NASDAQ (U.S.) and CAC 40  (France)  stock

indices.   The Partnership is primarily exposed to  the  risk  of

adverse  price trends or static markets in the U.S. and  European

indices.   (Static markets would not cause major  market  changes

but  would  make it difficult for the Partnership to avoid  being

"whipsawed" into numerous small losses).

     Commodity.

     Energy.  On  September  30, 1999, the  Partnership's  energy exposure was shared by futures contracts in the crude and heating oil,  and unleaded gas markets.  Price movements in these markets result  from  political developments in the Middle East,  weather patterns,  and other economic fundamentals.  As oil  prices  have increased about 100% this year, and, given that the agreement  by

OPEC  to cut production is approaching expiration in March  2000,

it  is  possible  that volatility will remain on  the  high  end.

Significant  profits  and losses have been and  are  expected  to continue to be experienced in this market.

     Metals. The Partnership's primary metals market exposure  is

to  fluctuations  in  the  price of gold  and  silver.   Although

certain  Trading  Managers will, from time to  time,  trade  base metals  such  as  copper, aluminum, zinc, nickel  and  lead,  the principal  market exposures of the Partnership have  consistently been  in precious metals, gold and silver.  A significant  amount of  exposure was evident in the gold market as the price of  gold increased dramatically following bullish comments by the European

                                                          Central

Bank.  Silver prices were also volatile over this period, and the

Trading  Managers have taken substantial positions when perceived market  opportunities developed.  Demeter anticipates  that  gold and silver will remain the primary metals market exposure for the

Partnership.

     Soft  Commodities and Agriculturals. On September 30,  1999,

the  Partnership  had  a reasonable amount  of  exposure  in  the markets  that  comprise  these sectors.  Most  of  the  exposure,

however,  was in the coffee, corn and wheat markets.  Supply  and

demand   inequalities,  severe  weather  disruption  and   market

expectations affect price movements in these markets.



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership as of September 30, 1999:



Foreign  Currency  Balances.  The Partnership's  primary  foreign currency  balances  are in British pounds, Japanese  yen,  euros,

Swiss  francs, and Mexican pesos.  The Partnership  controls  the non-trading risk of these balances by regularly converting  these balances  back  into dollars upon liquidation of  the  respective positions.



Qualitative Disclosures Regarding Means of Managing Risk Exposure

The  means  by  which  the Partnership and the  Trading  Managers attempt to manage the risk of the Partnership's open positions are essentially the same in all market categories traded.

Demeter  attempts to manage the Partnership's market exposure  by

(i) diversifying the Partnership's assets among different Trading

Managers,  each  of  whose strategies focus on  different  market

sectors   and  trading  approaches,  and  (ii),  monitoring   the

performance  of  the  Trading Managers  on  a  daily  basis.   In

addition,   the   Trading   Managers  establish   diversification

guidelines,  often  set  in terms of the  maximum  margin  to  be committed  to  positions  in any one  market  sector  or  market-

sensitive  instrument.  One should be aware that certain  Trading

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



In  the  New  York  action, the motion  to  dismiss  the  amended complaint  with prejudice has been fully briefed and  argued  and the Dean Witter Parties are awaiting the New York Supreme Court's decision.



In  the  California action, on September 24, 1999,  the  Superior

Court in the State of California entered an order dismissing  the consolidated amended complaint without prejudice on consent.



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

The  offering for Cornerstone III originally commenced on  May  31,

1984  and  currently continues with 74,405.186 Units  sold  through

October  1, 1999. The aggregate price of Units sold through October

1, 1999 was $137,132,762.



For the Cornerstone Funds in aggregate, 235,430.680 Units have been sold  through  October 1, 1999, leaving 14,569.320 Units  remaining available for sale as of October 1, 1999.



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




                           Dean Witter Cornerstone Fund III
                             (Registrant)

                           By: Demeter Management Corporation
                               (General Partner)

November 12, 1999          By: /s/ Lewis A. Raibley, III
                                   Lewis A. Raibley, III
                                    Director  and Chief Financial
                               Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.