Form 10-K
period 1999-12-31
WITTER DEAN CORNERSTONE FUND III
filed 2000-03-30
CIK 737000

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                            FORM 10-K

[X]   Annual  report  pursuant to Section  13  or  15(d)  of  the
Securities Exchange Act of 1934 [No Fee Required]
For the year ended December 31, 1999 or

[  ]   Transition report pursuant to Section 13 or 15(d)  of  the
Securities Exchange Act of 1934 [No Fee Required]
For    the    transition    period    from    _____________    to
_________________.
Commission file number 0-13299

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

Registrant's    telephone    number,    including    area    code
(212) 392-5454    __

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

      Indicate by check-mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which units were sold as of a specified date within 60 days prior to the date of filing: $33,174,345 at January 31, 2000.

              DOCUMENTS INCORPORATED BY REFERENCE
                          (See Page 1)


                DEAN WITTER CORNERSTONE FUND III
               INDEX TO ANNUAL REPORT ON FORM 10-K
                        DECEMBER 31, 1999

          Page No.
DOCUMENTS INCORPORATED BY REFERENCE. . . . . . . . . . . . . .  .
 . . . . . . . . . . . . .  1

Part I .

   Item 1. Business. . . . . . . . . . . . . . . . . . . .   .  .
 . . .. . .                                . 2-4

  Item 2. Properties. . . . . . . . . . . . . . . . . . . . . . .
 . . . . .  .  5

   Item 3. Legal Proceedings. . . . . . . . . . . . . . . . . . .
 . . . . .   5-7

   Item  4.  Submission of Matters to a Vote of Security  Holders
 . . .. . .                               . . 7
Part II.

  Item 5. Market for the Registrant's Partnership Units
          and Related Security Holder Matters . . . . . . . . . .
 . . . . . .8-9

   Item 6. Selected Financial Data . . . . . . . . . . . .   .  .
 . . . . . . . .  10

  Item 7. Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . .   . .
 . . . . . .                              .11-23

   Item   7A.                                        Quantitative
and Qualitative Disclosures About
          Market Risk . . . . . . . . . . . . . . . . . . . . . .
 . . . . . .24-36

  Item 8. Financial Statements and Supplementary Data. .    . . .
 . . . . . .                             . ..36

  Item 9. Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure. . . . . .    .  .
 . . .. . . .    36
Part III.

   Item10.  Directors and Executive Officers of the Registrant  .
 . . .. . . . 37-41

  Item11. Executive Compensation . . . . . . . . . . . .    . . .
 . . . . . . . .  41

  Item12. Security Ownership of Certain Beneficial Owners
          and Management . . . . . . . . . . . . . . . .    . . .
 . . . . . . . .  41

   Item13. Certain Relationships and Related Transactions    .  .
 . . . . . . . .   42
Part IV.
  Item14. Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K . . . . . . . . . . .     . . . . .
 . . . . . . . . 43

            DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference as follows:


  Documents Incorporated              Part of Form 10-K

     Partnership's Prospectus
     dated August 28, 1996,
     together with the Supplement
     to the Prospectus dated
     October 14, 1998                             I

     Annual Report to the Dean Witter
     Cornerstone Funds II, III and
     IV Limited Partners for the
     year ended December 31, 1999                 II, III and IV

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

Corporation  and Sunrise Capital Management Inc.,  (collectively,

the "Trading Managers").



The Partnership's Net Asset Value per unit of limited partnership

interest   ("Unit(s)")  at  December  31,  1999,  was  $3,045.43,

representing a decrease of 6.8 percent from the Net  Asset  Value per Unit of $3,266.97 at December 31, 1998.

For  a  more detailed description of the Partnership's  business,

see subparagraph (c).



(b) Financial Information about Industry Segments.  For financial information  reporting  purposes, the Partnership  is  deemed  to engage  in  one  industry  segment, the  speculative  trading  of

futures   interests.   The  relevant  financial  information   is

presented in Items 6 and 8.



(c) Narrative Description of Business.  The Partnership is in the

business of speculative trading of futures interests, pursuant to

trading  instructions provided by the Trading  Managers.   For  a

detailed description of the different facets of the Partnership's business,  see  those  portions of the Partnership's  prospectus,

dated  August  28,  1996, (the "Prospectus")  together  with  the

supplement  to  the  Prospectus  dated  October  14,  1998   (the

"Supplement")  incorporated by reference in this Form  10-K,  set forth below.

  Facets of Business

    1. Summary                    1."Summary of the Prospectus"
                                        (Pages   1-9    of    the
Prospectus and Pages S-18 -
                                     S-34 of the Supplement).

    2. Commodity Markets          2. "The Commodities Markets"
                                    (Pages 80-84 of the
                                     Prospectus).

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
the                                                    Prospectus
and                 Pages                 S-29                  -
S-31          of          the          Supplement).          "The
Commodity Brokers" (Pages 79-
                                      80 of the Prospectus and
                                    Pages S-31 - S-32 of the
                                     Supplement).   "The  Limited
          Partnership Agreements"
                                    Pages 86-90 of the
                                    Prospectus).

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

10048.



Item 3.  LEGAL PROCEEDINGS

The  class actions first filed in 1996 in California and  in  New

York  State courts were each dismissed in 1999.  However, in  the

New  York  State  class  action, plaintiffs  appealed  the  trial court's dismissal of their case on March 3, 2000.



On  September  6,  10,  and 20, 1996,  and  on  March  13,  1997,

purported class actions were filed in the Superior Court  of  the

State  of  California, County of Los Angeles, on  behalf  of  all purchasers  of  interests in limited partnership commodity  pools sold  by DWR.  Named defendants include DWR, Demeter, Dean Witter

Futures   &   Currency  Management  Inc.  ("DWFCM"),  MSDW,   the

Partnership, certain limited partnership commodity pools of which

Demeter  is  the  general partner (all such parties  referred  to hereafter  as  the  "Morgan  Stanley Dean  Witter  Parties")  and

certain  trading advisors to those pools.  On June 16, 1997,  the plaintiffs  in  the  above actions filed a  consolidated  amended complaint,  alleging,  among other things,  that  the  defendants committed  fraud,  deceit,  negligent misrepresentation,  various violations of the California

Corporations Code, intentional and negligent breach of  fiduciary

duty,   fraudulent   and   unfair  business   practices,   unjust

enrichment,  and  conversion in the sale  and  operation  of  the various limited partnership commodity pools. The complaints  seek unspecified  amounts  of compensatory and  punitive  damages  and

other   relief.   The  court  entered  an  order  denying   class

certification  on August 24, 1999.  On September  24,  1999,  the

court  entered an order dismissing the case without prejudice  on consent.  Similar  purported class actions  were  also  filed  on

September 18 and 20, 1996, in the Supreme Court of the  State  of

New  York,  New  York County, and on November  14,  1996  in  the

Superior  Court  of  the State of Delaware,  New  Castle  County,

against  the  Morgan  Stanley  Dean Witter  Parties  and  certain trading  advisors  on behalf of all purchasers  of  interests  in

various  limited  partnership  commodity  pools,  including   the

Partnership, sold by DWR. A consolidated and amended complaint in the  action pending in the Supreme Court of the State of New York was  filed  on  August  13, 1997, alleging  that  the  defendants

committed   fraud,  breach  of  fiduciary  duty,  and   negligent

misrepresentation  in  the  sale and  operation  of  the  various

limited   partnership  commodity  pools.  The   complaints   seek

unspecified  amounts  of compensatory and  punitive  damages  and other relief.  The New York Supreme Court dismissed the New  York action in November 1998, but granted plaintiffs leave to file  an

amended  complaint, which they did in early December  1998.   The

defendants  filed a motion to dismiss the amended complaint  with prejudice
on  February 1, 1999.  By decision dated December 21,  1999,  the

New York Supreme Court dismissed the case with prejudice.



In addition, on December 16, 1997, upon motion of the plaintiffs,

the action pending in the Superior Court of the State of Delaware was voluntarily dismissed without prejudice.



Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                             PART II

Item  5.   MARKET  FOR  THE REGISTRANT'S  PARTNERSHIP  UNITS  AND
RELATED SECURITY             HOLDER MATTERS

(a) Market Information

There  is no established public trading market for Units  of  the

Partnership.

(b) Holders

The  number  of  holders  of  Units  at  December  31,  1999  was approximately 4,139.

(c) Distributions

No  distributions  have  been made by the  Partnership  since  it

commenced  trading  operations on January 2, 1985.   Demeter  has

sole  discretion to decide what distributions, if any,  shall  be made to investors in the Partnership.  Demeter currently does not intend to make any distribution of Partnership profits.

(d) Use of Proceeds

The  offering  for the Partnership originally commenced  May  31,

1984. Effective September 30, 1994, Dean Witter Cornerstone  Fund

II,  the  Partnership and Dean Witter Cornerstone  Fund  IV  were closed  to new investors.  Units have been sold since then solely in  "Exchanges"  with existing investors, at 100%  of  Net  Asset

Value  per  Unit.  DWR paid all expenses in connection  with  the offering of Units without reimbursement.  Therefore, 100% of  the proceeds of Exchanges have been applied to working capital of the

Partnership in accordance with the "Investment Programs,  use  of

Proceeds   and  Trading  Policies"  section  of  the  Prospectus.

Through December 31, 1999, the Partnership has sold 74,405.186

Units  and  the  Cornerstone  Funds have  sold  an  aggregate  of

235,434.717  Units, leaving 14,565.283 Units remaining  available for  sale at January 1, 2000.  The aggregate price of Units  sold through  December  31, 1999 with respect to  the  Partnership  is

$137,132,762.





Item 6.  SELECTED FINANCIAL DATA (in dollars)




                                    For the Years Ended December 31,

                              1999           1998        1997          1996
1995
Total Revenues
(including  interest)   1,032,785    7,717,783    8,583,432       7,585,090
16,882,940


Net Income (Loss)        (2,707,904)   3,657,606   4,261,542   2,778,204   1
1,031,694


Net Income (Loss)
Per Unit (Limited
& General Partners)        (221.54)            273.45      278.01       206.83
541.04


Total Assets            34,128,745   40,759,850  41,782,326   43,137,470   4
8,156,795

Total Limited Partners'
Capital                 33,000,637   39,835,572  39,970,539   40,997,752   4
5,991,101


Net Asset Value Per
Unit                       3,045.43      3,266.97    2,993.52      2,715.51
2,508.68





Item  7.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND                RESULTS OF OPERATIONS

Liquidity - The Partnership deposits its assets with DWR as  non-

clearing  broker and Carr as clearing broker in separate  futures trading  accounts  established for each  Trading  Manager,  which assets  are  used as margin to engage in trading. The assets  are

held   in  either  non-interest-bearing  bank  accounts   or   in

securities  and  instruments permitted by the  Commodity  Futures

Trading Commission ("CFTC") for investment of customer segregated or secured funds.  The Partnership's assets held by the commodity brokers  may  be  used  as margin solely  for  the  Partnership's

trading.   Since the Partnership's sole purpose is  to  trade  in

futures,   forwards,  and  options,  it  is  expected  that   the

Partnership  will continue to own such liquid assets  for  margin purposes.



The  Partnership's investment in futures, forwards,  and  options may, from time to time, be illiquid.  Most U.S. futures exchanges limit  fluctuations in prices during a single day by  regulations

referred  to  as  "daily price fluctuations  limits"   or  "daily

limits".   Trades may not be executed at prices beyond the  daily

limit.  If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit,

positions  in  that futures or options contract  can  neither  be taken  nor liquidated unless traders are willing to effect trades at  or  within the limit.  Futures prices have occasionally moved the daily limit for several consecutive days with little or
no   trading.    These  market  conditions  could   prevent   the

Partnership  from  promptly liquidating its  futures  or  options contracts and result in restrictions on redemptions.



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



The  Partnership  has  never had illiquidity  affect  a  material portion of its assets.



Capital  Resources.  The Partnership does not have, or expect  to

have,   any   capital  assets.   Redemptions  and  exchanges   of

additional  Units in the future will affect the amount  of  funds available  for  investments in futures  interests  in  subsequent

periods.   It  is  not  possible  to  estimate  the  amount   and

therefore, the impact of future redemptions.

Results of Operations.

General.   The  Partnership's  results  depend  on  its   Trading

Managers  and  the  ability  of each  Trading  Manager's  trading programs  to  take advantage of price movements or  other  profit opportunities in the futures, forwards, and options markets.  The following presents a summary of the Partnership's operations  for the  three years ended December 31, 1999 and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Managers trade in various markets at different times and that prior activity in a particular market does  not  mean that such market will be actively traded  by  the

Trading   Managers  or  will  be  profitable   in   the   future.

Consequently,  the results of operations of the  Partnership  are difficult  to  discuss other than in the context of  its  Trading

Managers' trading activities on behalf of the Partnership and how the Partnership has performed in the past.




At  December  31,  1999,  the  Partnership's  total  capital  was

$33,433,402,  a  decrease of $6,866,417  from  the  Partnership's total capital of $40,299,819 at December 31, 1998.  For the  year ended December 31, 1999, the Partnership generated a net loss  of

$2,707,904, and total redemptions aggregated $4,158,513.



For  the  year ended December 31, 1999, the Partnership  recorded total  trading revenues, including interest income, of $1,032,785 and, after expenses, posted
a  decrease  in  Net  Asset  Value per  Unit.  During  1999,  the

Partnership  recorded a net loss.  Losses of approximately  8.43%

resulted  primarily from the lack of sustained price  trends  and

short-term   volatility   in   global   interest   rate   futures

particularly  Japanese government bond futures.  Short  positions

in   Japanese   government   bond   futures   were   particularly

unprofitable during March as prices surged higher in response  to the  Bank  of  Japan's aggressive easing of monetary  policy  and again  during September as prices rallied on the strength of  the

Japanese  yen and expectations of additional monetary  easing  in

that  country.   In  the metals markets, losses of  approximately

3.40%  were recorded primarily during May from long positions  in most  base  metals, particularly copper, as prices declined  amid

abundant   supplies  and  weak  demand.   Additional  losses   of

approximately  2.90%  were  recorded  in  the  currency   markets

primarily  from  trendless movement in the value of  the  British pound  throughout  a majority of the year.  A  portion  of  these losses  was offset by profits of approximately 4.86% recorded  in the  energy  markets as the Partnership's Advisors were  able  to take  advantage  of price trends in markets such  as  crude  oil.

Long  futures  positions in crude oil proved profitable  for  the

Partnership  as oil prices trended higher from $12  a  barrel  in

February  to  over $25 a barrel in November. The Partnership  was also able to mitigate overall losses for the year with profits of approximately  3.05% recorded primarily from  long  positions  in global stock index futures as prices trended higher late in the year. Total expenses for the year were

$3,740,689, resulting in a net loss of $2,707,904. The value of a

Unit  decreased from $3,266.97 at December 31, 1998 to  $3,045.43 at December 31, 1999.



At  December  31,  1998,  the  Partnership's  total  capital  was

$40,299,819, a decrease of $814,555 from the Partnership's  total capital of $41,114,374 at December 31, 1997.  For the year  ended

December  31,  1998,  the  Partnership generated  net  income  of

$3,657,606,  total  subscriptions aggregated  $15,998  and  total redemptions aggregated $4,488,159.



For  the  year ended December 31, 1998, the Partnership  recorded total  trading revenues, including interest income, of $7,717,783 and  posted an increase in Net Asset Value per Unit. 1998  was  a profitable  year  for the Partnership with the  majority  of  the gains  of  approximately  11.83% being  recorded  in  the  global interest  rate futures markets.  Profits were recorded  early  in the year from long futures positions in Japanese government bonds as prices moved steadily higher in reaction to declining interest rates in Japan.  Later in the year, profits were also recorded in this  same  market  from short positions as  prices  moved  lower following  a  sharp spike higher in Japanese bond  yields  during

December.  Additional gains were recorded from long positions  in

European and U.S. bond futures as prices were pushed higher in  a

"flight-to-quality"   during  the  third   quarter.    Gains   of

approximately 4.89% were recorded in the global stock index futures markets primarily from long positions in U.S.

and  European stock index futures as equity prices reached record levels  during  the first half of 1998.  Total expenses  for  the year were $4,060,177, resulting in net income of $3,657,606.  The value of a Unit increased from $2,993.52 at December 31, 1997  to

$3,266.97 at December 31, 1998.



At  December  31,  1997,  the  Partnership's  total  capital  was

$41,114,374, a decrease of $920,984 from the Partnership's  total capital of $42,035,358, at December 31, 1996.  For the year ended

December  31,  1997,  the  Partnership generated  net  income  of

$4,261,542,  total  subscriptions  aggregated  $5,000  and  total redemptions aggregated $5,187,526.



For  the  year ended December 31, 1997, the Partnership  recorded total  trading revenues, including interest income, of $8,583,432 and  posted  an  increase  in  Net  Asset  Value  per  Unit.  The

Partnership had a successful year.  Gains of approximately  5.69%

were  recorded in the soft commodities markets due primarily from long  positions  due to an increase in coffee prices  during  the

first  quarter and a continued upward trend during May.   In  the

global stock index futures markets, gains of approximately  4.69%

were  recorded primarily from long global stock index futures  as

global  equity  prices  trended higher during  June.   Additional

gains  of  approximately  2.76%  in  the  currency  markets   and

approximately 0.25% in the agricultural markets primarily due to participation in strong price trends during January and February.

These  gains, coupled with smaller profits of 1.51% in the metals markets  primarily  from  short gold futures  positions  as  gold prices  declined late in the year, helped to mitigate the  losses of  approximately  4.50%  in  the global  interest  rate  futures markets primarily from trend reversals and choppy price movements during  August  and  October. Total expenses for  the  year  were

$4,321,890, resulting in net income of $4,261,542. The value of a

Unit  increased from $2,715.51 at December 31, 1996 to  $2,993.52 at December 31, 1997.



The  Partnership's  overall performance record represents  varied results of trading in different futures interests markets.  For a further description of 1999 trading results, refer to the  letter to  the  Limited  Partners in the accompanying Annual  Report  to

Limited  Partners for the year ended December 31, 1999, which  is incorporated  by  reference to Exhibit 13.01 of this  Form  10-K.

The  Partnership's  gains  and losses  are  allocated  among  its partners for income tax purposes.



Credit Risk.

Financial  Instruments.  The Partnership is a party to  financial instruments with elements of off-balance sheet market and  credit

risk.   The Partnership may trade futures, forwards, and  options

to  gain long biased exposure to global stock markets and  global bond markets, as well as long and short
exposure   to  a  component  to  managed  futures  contracts   in

agricultural  commodities, energy products,  foreign  currencies,

precious and base metals, and soft commodities.  In entering into these  contracts, the Partnership is subject to the  market  risk that  such  contracts may be significantly influenced  by  market conditions, such as interest rate volatility, resulting  in  such contracts  being  less  valuable.  If  the  markets  should  move against all of the positions held by the Partnership at the  same time, and if the Trading Managers were unable to offset positions of  the Partnership, the Partnership could lose all of its assets and investors would realize a 100% loss.



In  addition  to  the  Trading Managers' internal  controls,  the

Trading  Managers must comply with the trading  policies  of  the

Partnership.   These  trading  policies  include  standards   for

liquidity  and leverage with which the Partnership  must  comply.

The  Trading  Managers  and  Demeter  monitor  the  Partnership's

trading   activities  to  ensure  compliance  with  the   trading

policies.   Demeter  may require the Trading Managers  to  modify

positions of the Partnership if Demeter believes they violate the

Partnership's trading policies.



In  addition to market risk, in entering into futures,  forwards,

and  options  contracts there is a credit risk to the Partnership that the counterparty on a contract will not be able to meet  its obligations to the Partnership.  The
ultimate counterparty or guarantor of the Partnership for futures contracts  traded in the United States and the foreign  exchanges on  which  the Partnership trades is the clearinghouse associated with such exchange.  In general, a clearinghouse is backed by the membership  of  the exchange and will act in the  event  of  non-

performance  by  one  of  its members  or  one  of  its  member's customers,  which should significantly reduce this  credit  risk.

For  example, a clearinghouse may cover a default by drawing upon

a   defaulting  member's  mandatory  contributions  and/or   non-

defaulting  members'  contributions to a clearinghouse  guarantee fund,  established lines or letters of credit with banks,  and/or the clearinghouse's surplus capital and other available assets of

the  exchange  and clearinghouse, or assessing its  members.   In

cases where the Partnership trades off-exchange forward contracts with a counterparty, the sole recourse of the Partnership will be the forward contracts counterparty.



There is no assurance that a clearinghouse or exchange will  meet its obligations to the Partnership, and Demeter and the commodity brokers  will not indemnify the Partnership against a default  by such  parties.  Further,  the law is  unclear  as  to  whether  a commodity broker has any obligation to protect its customers from loss  in the event of an exchange or clearinghouse defaulting  on trades  effected for the broker's customers.  Any such obligation on the part of a broker appears even less clear where the default occurs in a non-U.S. jurisdiction.

Demeter  deals  with  these credit risks of  the  Partnership  in

several  ways.   First,  it  monitors  the  Partnership's  credit

exposure to each exchange on a daily basis, calculating not  only the  amount of margin required for it but also the amount of  its unrealized gains at each exchange, if any.  The commodity brokers inform  the Partnership, as with all their customers, of its  net margin  requirements for all its existing open positions, but  do

not  break that net figure down, exchange by exchange.   Demeter,

however,  has installed a system which permits it to monitor  the

Partnership's potential margin liability, exchange  by  exchange.

As  a  result,  Demeter  is  able to  monitor  the  Partnership's potential  net  credit exposure to each exchange  by  adding  the unrealized  trading  gains  on that  exchange,  if  any,  to  the

Partnership's margin liability thereon.



Second,  the Partnership's trading policies limit the  amount  of its Net Assets that can be committed at any given time to futures

contracts   and  require,  in  addition,  a  minimum  amount   of

diversification  in  the  Partnership's  trading,  usually   over

several  different  products.  One of the aims  of  such  trading

policies  has  been  to  reduce  the  credit  exposure   of   the

Partnership   to   a  single  exchange  and,  historically,   the

Partnership's exposure to any one exchange has typically amounted

to  only  a small percentage of its total Net Assets.   On  those

relatively few occasions where the Partnership's credit  exposure may climb above that level, Demeter deals with the situation on a case by case
basis,  carefully weighing whether the increased level of  credit exposure  remains appropriate.  Material changes to  the  trading policies may be made only with the prior written approval of  the limited partners owning more than 50% of Units then outstanding.



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



See  "Financial Instruments" under Notes to Financial  Statements in  the  Partnership's Annual Report to Limited Partners for  the

year  ended December 31, 1999, which is incorporated by reference to Exhibit 13.01 of this Form

10-K.

Year   2000.   Commodity  pools,  like  financial  and   business

organizations  and individuals around the world,  depend  on  the smooth  functioning  of computer systems.  The  Year  2000  issue arose since many of the world's computer systems (including those in  non-information  technology systems)  traditionally  recorded years  in  a  two-digit format.  If not addressed, such  computer systems  may have been unable to properly interpret dates  beyond the  year 1999, which may have led to business disruptions in the

U.S.  and internationally.  Such disruptions could have adversely affected  the  handling or determination of  futures  trades  and

prices  and  other  services  for the Partnership.   Accordingly,

Demeter   has   fully  participated  in  a  firmwide   initiative

established  by MSDW to address issues associated with  the  Year

2000.   As  part  of  this initiative, MSDW reviewed  its  global

software  and hardware infrastructure for mainframe,  server  and

desktop   computing   environments  and  engaged   in   extensive

remediation   and   testing.   The  Year  2000  initiative   also

encompassed  the review of agencies, vendors and  facilities  for

Year 2000 compliance.



Since  1995,  MSDW prepared actively for the Year 2000  issue  to ensure  that it would have the ability to respond to any critical business  process failure, to prevent the loss of  workspace  and technology,  and  to  mitigate any potential  financial  loss  or damage  to  its  global franchise.  Where necessary,  contingency plans  were expanded or developed to address specific  Year  2000 risk  scenarios,  supplementing existing  business  policies  and practices. In
conjunction with MSDW's Year 2000 preparations, Demeter monitored the progress of Carr and each Trading Manager throughout 1999  in their  Year  2000  compliance and, where applicable,  tested  its

external  interfaces  with  Carr and the  Trading  Managers.   In

addition,  Demeter, the commodity brokers, the  Trading  Managers and  all  U.S. futures exchanges were subjected to monitoring  by the  CFTC of their Year 2000 preparedness, and the major  foreign futures  exchanges engaged in market-wide testing of  their  Year

2000 compliance during 1999.



MSDW  and  Demeter  consider the transition into  the  Year  2000 successful  from  the perspective of their internal  systems  and global  external  interactions.  Over the  millennial  changeover period,  no  material issues were encountered, and MSDW,  Demeter and the Partnership conducted business as usual.



Risks  Associated  With  the Euro.  On January  1,  1999,  eleven countries  in  the  European Union established  fixed  conversion rates on their existing sovereign currencies and converted  to  a

common   single  currency  (the  euro).   During   a   three-year

transition  period,  the sovereign currencies  will  continue  to exist  but  only as a fixed denomination of the euro.  Conversion to the euro prevents

the  Trading Managers from trading those sovereign currencies and thereby  limits  their  ability to take  advantage  of  potential market  opportunities  that  might  otherwise  have  existed  had separate currencies been available to trade. This could adversely affect the performance results of the Partnership.

Item  7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT  MARKET
RISK

Introduction

The  Partnership is a commodity pool involved in the  speculative trading  of  futures interests.  The market-sensitive instruments held  by  the  Partnership are acquired for  speculative  trading purposes only and, as a result, all or substantially all  of  the

Partnership's  assets  are at risk of trading  loss.   Unlike  an

operating  company, the risk of market-sensitive  instruments  is central,  not  incidental,  to  the Partnership's  main  business activities.



The  futures interests traded by the Partnership involve  varying degrees  of  market  risk.  Market risk is often  dependent  upon changes  in  the level or volatility of interest rates,  exchange rates,  and  prices  of  financial instruments  and  commodities.

Fluctuations  in market risk based upon these factors  result  in frequent  changes  in  the fair value of the  Partnership's  open positions, and, consequently, in its earnings and cash flow.



The  Partnership's  total market risk is  influenced  by  a  wide variety  of  factors,  including the  diversification  among  the

Partnership's open positions, the volatility present  within  the markets,  and the liquidity of the markets.  At different  times,

each  of these factors may act to increase or decrease the market risk associated with the Partnership.

The  Partnership's past performance is not necessarily indicative of  its future results.  Any attempt to numerically quantify  the

Partnership's  market risk is limited by the uncertainty  of  its speculative  trading.  The Partnership's speculative trading  may cause future losses and volatility (i.e. "risk of ruin") that far exceed  the  Partnership's experiences to date or any  reasonable expectations based upon historical changes in market value.


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



The  Partnership accounts for open positions using mark-to-market

accounting  principles.   Any loss in the  market  value  of  the

Partnership's  open  positions  is  directly  reflected  in   the

Partnership's earnings, whether realized or unrealized,  and  its

cash  flow.   Profits and losses on open positions  of  exchange-

traded  futures  interests are settled  daily  through  variation margin.

The  Partnership's risk exposure in the market sectors traded  by the Trading Managers is estimated below in terms of Value at Risk

("VaR").  The  VaR  model used by the Partnership  includes  many variables that could change the market value of the Partnership's trading  portfolio.  The Partnership estimates VaR using a  model based upon historical simulation with a confidence level of  99%.

Historical  simulation involves constructing  a  distribution  of hypothetical  daily changes in the value of a trading  portfolio.

The  VaR  model takes into account linear exposures to price  and interest  rate risk.  Market risks that are incorporated  in  the

VaR  model  include equity and commodity prices, interest  rates,

foreign  exchange  rates, and correlation among these  variables.

The  hypothetical changes in portfolio value are based  on  daily percentage changes observed in key market indices or other market factors  ("market  risk  factors")  to  which  the  portfolio  is

sensitive.    The   historical   observation   period   of    the

Partnership's VaR is approximately four years.  The  one-day  99%

confidence  level  of the Partnership's VaR  corresponds  to  the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days.



VaR   models,   including  the  Partnership's,  are  continuously

evolving  as trading portfolios become more diverse and  modeling techniques  and systems capabilities improve.  Please  note  that the VaR model is used to numerically
quantify market risk for historic reporting purposes only and  is not  utilized by either Demeter or the Trading Managers in  their daily risk management activities.


The Partnership's Value at Risk in Different Market Sectors

The  following  tables  indicates the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets by  primary market risk category at December 31, 1999  and  1998.

At   December   31,  1999  and  1998,  the  Partnership's   total

capitalization  was approximately $33 million  and  $40  million,

respectively.

            Primary  Market                  December  31,   1999
December 31, 1998
       Risk  Category                 Value at Risk         Value
at Risk

     Equity                        (1.05)%              (.91)%

     Currency                       (.29)               (.72)

     Interest Rate                  (.05)              (1.32)

     Commodity                      (.30)               (.73)

     Aggregate      Value     at     Risk                 (1.19)%
(1.61)%


Aggregate Value at Risk represents the aggregate VaR of  all  the

Partnership's open positions and not the sum of the  VaR  of  the individual Market Categories listed above.  Aggregate VaR will be lower  as  it  takes  into  account correlation  among  different positions and categories.

The  table  above  represents the VaR of the  Partnership's  open positions  at  December  31,  1999  and  1998  only  and  is  not necessarily representative of either the historic or future  risk of  an  investment in the Partnership. Because the  Partnership's only  business  is the speculative trading of futures  interests,

the composition of its trading portfolio can change significantly over  any given time period, or even within a single trading day.

Any  changes  in  open positions could positively  or  negatively materially impact market risk as measured by VaR.



The  table  below supplements the year end VaR by presenting  the

Partnership's high, low and average VaR, as a percentage of total net  assets for the four quarterly reporting periods from January

1, 1999 through December 31, 1999.

Primary Market Risk Category        High        Low

Average

Equity                        (2.24)%    (.10)%    (.97)%

Currency                      (1.95)     (.29)    (1.12)

Interest Rate                 (1.11)     (.05)     (.58)

Commodity                     (1.11)     (.30)     (.80)

Aggregate Value at Risk            (3.63)%   (1.19)%   (2.13)%


Limitations on Value at Risk as an Assessment of Market Risk

The  face  value  of the market sector instruments  held  by  the

Partnership  is  typically  many  times  the  applicable   margin

requirements.  Margin requirements generally range between 2% and

15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments  held by the Partnership to typically be  many  times the  total capitalization of the Partnership.  The value  of  the

Partnership's open positions thus creates a "risk  of  ruin"  not typically found in other investments.  The relative size  of  the positions held may cause the Partnership to incur losses  greatly in excess of VaR within a short period of time, given the effects of  the  leverage employed and market volatility.  The VaR tables above, as well as the past performance of the Partnership,  gives no  indication  of  such "risk of ruin". In  addition,  VaR  risk

measures   should  be  viewed  in  light  of  the   methodology's

limitations, which include the following:



     past  changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;



     changes  in portfolio value in response to market movements may differ from those of the VaR model;



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



The VaR tables above present the results of the Partnership's VaR for  each  of the Partnership's market risk exposures and  on  an aggregate basis at December 31, 1999 and for the end of the  four quarterly reporting periods during calendar year 1999.  Since VaR is  based  on  historical  data, VaR  should  not  be  viewed  as predictive  of the Partnership's future financial performance  or its ability to manage or monitor risk.  There can be no assurance that the Partnership's actual losses on a particular day will not exceed  the VaR amounts indicated above or that such losses  will not occur more than 1 in 100 trading days.


Non-Trading Risk


The  Partnership has non-trading market risk on its foreign  cash balances  not needed for margin.  These balances and  any  market risk  they  may  represent are immaterial. The  Partnership  also maintains  a  substantial  portion  (approximately  97%)  of  its

available  assets  in  cash  at DWR.   A  decline  in  short-term

interest rates will result in a decline in the Partnership's cash

management   income.  This  cash  flow  risk  is  not  considered

material.

Materiality,  as used throughout this section,  is  based  on  an assessment  of  reasonably  possible  market  movements  and  any associated  potential losses, taking into account  the  leverage,

optionality and multiplier features of the Partnership's  market-

sensitive instruments.


Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Partnership's market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the

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

The  following  were the primary trading risk  exposures  of  the

Partnership at December 31, 1999, by market sector.   It  may  be

anticipated  however,  that  these  market  exposures  will  vary materially over time.



Equity.  The primary market exposure in the Partnership is in the global  stock  index sector.  The primary equity exposure  is  to equity  price risk in the G-7 countries.  The stock index futures traded  by  the  Partnership are by law  limited  to  futures  on broadly  based  indices.  At December 31, 1999, the Partnership's primary  exposures were in the S&P 500 (U.S.), NASDAQ (U.S.)  and

IBEX  35  (Spain)  stock indices.  The Partnership  is  primarily exposed to the risk of adverse price trends or static markets  in the  U.S. and European indices.  (Static markets would not  cause major  market  changes  but  would  make  it  difficult  for  the

Partnership  to  avoid  being  "whipsawed"  into  numerous  small losses).



Currency.   The  second largest market exposure at  December  31,

1999  was  in  the currency complex.  The Partnership's  currency exposure is to exchange rate fluctuations, primarily fluctuations

which   disrupt  the  historical  pricing  relationships  between

different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations.  The Partnership trades in a  large number  of  currencies, including cross-rates -  i.e.,  positions between two currencies other than the

U.S.  dollar.   For the fourth quarter of 1999, the Partnership's

major  exposures were in the euro currency crosses  and  outright

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



Interest Rate.  The third largest market exposure at December 31,

1999  was  in  the  interest rate complex.  Exposure  was  spread

across   the  Australian  and  Japanese  interest  rate  sectors.

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

United  States  and  the other G-7 countries. The  G-7  countries consist  of  France,  U.S., Britain, Germany,  Japan,  Italy  and

Canada.

However,  the  Partnership also takes futures  positions  in  the

government  debt  of  smaller nations - e.g. Australia.   Demeter

anticipates  that G-7 and Australian interest rates  will  remain the  primary  interest rate exposure of the Partnership  for  the foreseeable  future.  The changes in interest rates,  which  have the most effect on the Partnership, are changes in long-term,  as opposed  to  short-term, rates.  Most of the speculative  futures positions  held  by  the Partnership are in medium  to  long-term instruments.  Consequently, even a material change in  short-term rates  would  have  little effect on the  Partnership,  were  the medium to long-term rates to remain steady.



Commodity.

Metals.    The  Partnership's  metals  market  exposure   is   to

fluctuations  in  the price of base metals.   During  periods  of

volatility,  base  metals  will affect performance  dramatically.

Demeter  anticipates that the base metals may remain the  primary metals market exposure of the Partnership.

Energy.   On December 31, 1999, the Partnership's energy exposure

was  shared  by  futures contracts in the crude and  heating  oil

markets.   Price movements in these markets result from political

developments  in  the  Middle East, weather patterns,  and  other

economic    fundamentals.    As   oil   prices   have   increased

approximately  100% this year, and, given that the  agreement  by

OPEC  to cut production is approaching expiration in March  2000,

it is possible that

volatility will remain on the high end.  Significant profits  and losses  have  been and are expected to continue to be experienced

in  this  market.   Natural  gas, also a  primary  energy  market

exposure,  has exhibited more volatility than the oil markets  on an  intra day and daily basis and is expected to continue in this choppy pattern.



Soft  Commodities and Agriculturals.  On December 31,  1999,  the

Partnership  had a reasonable amount of exposure in  the  markets that comprise these sectors.  Most of the exposure, however,  was

in  the  coffee,  wheat and cotton markets.   Supply  and  demand

inequalities,  severe weather disruption and market  expectations affect price movements in these markets.



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership at December 31, 1999:

Foreign  Currency  Balances.  The Partnership's  primary  foreign currency  balances are in euros, Hong Kong dollars  and  Japanese

yen.   The  Partnership controls the non-trading  risk  of  these balances by regularly converting these balances back into dollars upon liquidation of the respective position.



Qualitative Disclosures Regarding Means of Managing Risk Exposure

The Partnership and the Trading Managers, separately, attempt  to

manage   the   risk  of  the  Partnership's  open  positions   in

essentially  the  same  manner in all market  categories  traded.

Demeter  attempts  to manage market exposure by diversifying  the

Partnership's  assets among different Trading Managers,  each  of whose  strategies focus on different market sectors  and  trading

approaches,  and  monitoring  the  performance  of  the   Trading

Managers  daily.   In  addition, the Trading  Managers  establish

diversification  guidelines, often set in terms  of  the  maximum margin  to be committed to positions in any one market sector  or market-sensitive instrument.



Demeter monitors and controls the risk of the Partnership's  non-

trading   instrument,  cash,  which  is  the   only   Partnership

investment directed by Demeter, rather than the Trading Managers.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The  Financial  Statements are incorporated by reference  to  the

Partnership's  Annual  Report which is  filed  as  Exhibit  13.01 hereto.  Supplementary data specified by Item 302 of Regulation S-

K (selected quarterly financial data) is not applicable.



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


Directors and Officers of the General Partner

The directors and officers of Demeter are as follows:



Robert E. Murray, age 39, is Chairman of the Board, President and

a Director of Demeter.  Mr. Murray is also Chairman of the Board,

President and a Director of DWFCM.  Effective as of the close  of business  on January 31, 2000, Mr. Murray replaced Mr. Hawley  as

Chairman  of  the  Board  of Demeter and  DWFCM.  Mr.  Murray  is

currently  a  Senior  Vice  President of  DWR's  Managed  Futures

Department.   Mr. Murray began his career at DWR in 1984  and  is

currently the Director of the Managed Futures Department. In this capacity, Mr. Murray is responsible for overseeing all aspects of the  firm's  Managed  Futures Department.  Mr.  Murray  currently serves  as  Vice  Chairman and a Director of  the  Managed  Funds

Association, an industry association for investment professionals in  futures,  hedge funds and other alternative investments.  Mr.

Murray graduated from Geneseo State University in May 1983 with a

B.A. degree in Finance.

Mitchell  M. Merin, age 46, is a Director of Demeter.  Mr.  Merin

is  also a Director of DWFCM.  Mr. Merin was appointed the  Chief

Operating  Officer  of Individual Asset Management  for  MSDW  in

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



Joseph  G.  Siniscalchi, age 54, is a Director of  Demeter.   Mr.

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

Kuhn Loeb, Inc.



Edward  C.  Oelsner, III, age 57, is a Director of Demeter.   Mr.

Oelsner is currently an Executive Vice President and head of  the

Product Development Group at Morgan Stanley Dean Witter Advisors,

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

Graduate School of Business in 1966 and an A.B. in Politics  from

Princeton University in 1964.



Lewis A. Raibley, III, age 37, is Vice President, Chief Financial

Officer,  and  a  Director of Demeter.  Mr.  Raibley  is  also  a

Director  of  DWFCM.   Mr.  Raibley  is  currently  Senior   Vice

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



Richard  A. Beech, age 48, is a Director of Demeter.   Mr.  Beech

has  been associated with the futures industry for over 23 years.

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



Ray  Harris,  age 43, is a Director of Demeter.   Mr.  Harris  is

currently  Executive Vice President, Planning and  Administration

for Morgan Stanley Dean Witter Asset Management and has worked at

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



Mark  J.  Hawley, age 56, served as Chairman of the Board  and  a

Director of Demeter and DWFCM throughout 1999.  Mr. Hawley joined

DWR  in  February  1989 as Senior Vice President  and  served  as

Executive Vice President and Director of DWR's Product Management

for   Individual  Asset  Management  throughout  1999.   In  this

capacity, Mr. Hawley was responsible for directing the activities of  the  firm's  Managed Futures, Insurance, and Unit  Investment

Trust  Business.  From 1978 to 1989, Mr. Hawley was a  member  of the  senior management team at Heinold Asset Management, Inc.,  a commodity  pool operator, and was responsible for  a  variety  of projects in public futures funds. From 1972 to 1978, Mr. Hawley was a Vice President in charge of institutional block trading for

the  Mid-West  at  Kuhn  Loeb  & Company.   Mr.  Hawley  resigned

effective January 31, 2000.



All of the foregoing directors have indefinite terms.



Item 11.   EXECUTIVE COMPENSATION

The  Partnership has no directors and executive officers.   As  a

limited  partnership, the business of the Partnership is  managed by  Demeter, which is responsible for the administration  of  the business  affairs of the Partnership but receives no compensation for such services.



Item  12.  SECURITY  OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS  AND

MANAGEMENT

(a)   Security  Ownership  of  Certain  Beneficial  Owners  -  At

December  31,  1999 there were no persons known to be  beneficial owners of more than 5 percent of the Units.



(b)   Security  Ownership of Management - At December  31,  1999,

Demeter  owned  142.103  Units  of General  Partnership  Interest representing a 1.29 percent interest in the Partnership.



(c)  Changes in Control - None

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Refer  to  Note  2 - "Related Party Transactions"  of  "Notes  to

Financial  Statements,"  in  the accompanying  Annual  Report  to

Limited  Partners for the year ended December 31, 1999, which  is incorporated by reference to Exhibit 13.01 of this Form 10-K.  In its  capacity as the Partnership's retail commodity  broker,  DWR received commodity brokerage commissions (paid and accrued by the

Partnership) of $2,027,980 for the year ended December 31, 1999.

                             PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS  ON

FORM 8-K

(a)  1. Listing of Financial Statements

The  following  financial statements and  report  of  independent auditors,  all  appearing in the accompanying  Annual  Report  to

Limited  Partners  for  the year ended  December  31,  1999,  are incorporated by reference to Exhibit 13.01 of this Form 10-K:

- Report of Deloitte & Touche LLP, independent auditors, for the years ended December 31, 1999, 1998 and 1997.

-     Statements of Financial Condition as of December  31,  1999
  and 1998.

-     Statements of Operations, Changes in Partners' Capital, and
  Cash Flows for the     years ended December 31, 1999, 1998  and
  1997.

-  Notes to Financial Statements.


With  the  exception  of the aforementioned information  and  the information incorporated in Items 7, 8, and 13, the Annual Report to  Limited Partners for the year ended December 31, 1999 is  not deemed to be filed with this report.



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

                                              DEAN  WITTER CORNERSTONE
                         FUND III
                                                       (Registrant)

                                              BY:   Demeter Management
                         Corporation,
                                                       General Partner

March 30, 2000           BY: /s/ Robert E. Murray
                                 Robert E. Murray, Director,
                                Chairman of the Board and
                                President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.

BY:  /s/  Robert E. Murray                                   March 30,
2000
         Robert E. Murray, Director,
         Chairman of the Board and
         President

    /s/  Joseph G. Siniscalchi              __              March  30,
          2000
             Joseph G. Siniscalchi, Director

     /s/  Edward C. Oelsner III              __              March 30,
2000
        Edward C. Oelsner III, Director

    /s/   Mitchell M. Merin                  March 30, 2000
           Mitchell M. Merin, Director

    /s/   Richard A. Beech                   March 30, 2000
          Richard A. Beech, Director

    /s/   Ray Harris                                   March 30, 2000
          Ray Harris, Director

    /s/  Lewis A. Raibley, III               __        March 30, 2000
         Lewis A. Raibley, III, Director, Chief
          Financial Officer and Principal
          Accounting Officer

                          EXHIBIT INDEX
     ITEM

     3.01              Limited Partnership Agreement of the Partnership,
 dated as of
     December                                        7,
     1983, as amended as of May 11, 1984 is incorporated by reference to
 Exhibit 3.01 to Partnership's An
     nual  Report  on  Form 10-K for the fiscal  year  ended
     September 30, 1984 (File No. 0-13299).

     10.01                                                 Management Agreement
     among the Partnership, Demeter and Sunrise Capital Management Inc. formerly Sunrise Commodities Inc. dated as of November 15, 1983 is incorporated by reference to Exhibit 10.03 to the Partnership's Annual Report on From 10-K for the fiscal year ended September 30, 1984 (File No. 0-13299).

10.02Management Agreement among the Partnership, Demeter and Welton Investment Systems Corporation dated as of July 1, 1996 is incorporated by reference to Exhibit
     10.02 to the Partnership's Annual Report on From 10-K for the fiscal year ended December 31, 1997 (File No. 0-13299).

     10.04 Dean Witter Cornerstone Funds Exchange Agreement, dated as of May 31,
     1984 is incorporated by reference to Exhibit 10.06 to the Partnership's Annual Report on Form 10-K f
     or  the fiscal year ended September 30, 1984 (File  No.
     0-13299).

     10.05         Amended and Restated Customer Agreement, dated as of December
      1, 1997,
     between the Partnership and Dean Witter Reynolds Inc. is incorporated by reference to Exhibit 10.05 to the Partnership's Annual Report on From 10-K for the fiscal year ended December 31, 1998 (File No. 0-
     13299).

10.06Customer  Agreement,  dated as  of  December  1,  1997, among the Partnership, Carr Futures, Inc. and Dean Witter Reynolds Inc. is incorporated by reference to Exhibit 10.06 to the Partnership's  Annual
     Report on From
                     10-K for the fiscal year ended December 31, 1998 (File No. 0-13299).

10.07International Foreign Exchange Master Agreement, dated as of A
     ugust  1,  1997,  between  the  Partnership  and   Carr
     Futures,  Inc. is incorporated by reference to  Exhibit
     10.07 to the Partnership's Annual Report on Form
                     10-K for the fiscal year ended December 31, 1998 (File No. 0-13299).

13.01 Annual Report to Limited Partners for the year ended December 31, 1999 is filed herewith.

    Cornerstone
    Funds




    December 31, 1999
    Annual Report


    MORGAN STANLEY DEAN WITTER

Demeter Management Corporation
Two World Trade Center
62nd Floor
New York, NY 10048
Telephone (212) 392-8899

Dean Witter Cornerstone Funds
Annual Report
1999

Dear Limited Partner:

This marks the fifteenth annual report for Cornerstone Funds II and III and the thirteenth for Cornerstone Fund IV. The Net Asset Value per Unit for each of the three Cornerstone Funds on December 31, 1999 was as follows:

                                                                                         % Change
       Funds                              N.A.V.                                         for Year
       -----                             ---------                                       --------
Cornerstone Fund II                      $3,964.87                                         -5.4%
Cornerstone Fund III                     $3,045.43                                         -6.8%
Cornerstone Fund IV                      $4,683.42                                         -1.1%

Since their inception in 1985, Cornerstone Funds II and III have increased by 306.7% (a compound annualized return of 9.8%) and 212.4% (a compound annualized return of 7.9%) respectively. Since its inception in 1987, Cornerstone Fund IV has increased by 380.4% (a compound annualized return of 13.2%).

Overall, each of the three Cornerstone Funds experienced a net loss for 1999. The overall losses for Cornerstone Funds II and III resulted primarily from the lack of sustained price trends and short-term volatility in the international interest rate futures, particularly Japanese government bond futures, and met-als markets. A portion of these losses was offset by profits as the Funds' Ad-visors were able to take advantage of price trends in markets such as crude oil. Long futures positions in crude oil proved profitable for Cornerstone Funds II and III as oil prices trended higher from $12 a barrel in February to over $25 a barrel in November. Additional gains were recorded in Cornerstone Fund II from short positions in the euro and Swiss franc as the value of these European currencies weakened relative to the U.S. dollar during the first six months of the year and again during the fourth quarter. Additional profits were recorded in Cornerstone Fund II from long Japanese yen positions as the value of the yen strengthened versus the U.S. dollar during the latter half of 1999 on increased optimism regarding the Japanese economy. Cornerstone Fund III was able to mitigate overall losses for the year with profits recorded from long positions in U.S. and European stock index futures as prices trended higher late in the year. Cornerstone Fund IV's overall losses resulted primarily from trendless movement in the value of the British pound throughout a majority of the year. Losses were also incurred from short Singapore dollar positions during June and December as the value of this Pacific Rim currency moved higher versus the U.S. dollar as the Japanese yen strengthened. These losses were mitigated by gains recorded from short po-sitions in the euro and Swiss franc and long positions in the Japanese yen.

While we are disappointed that the Cornerstone Funds had a difficult year in 1999, we remind investors that managed futures funds such as the Cornerstone Funds are designed to provide diversification and non-correlation, that is the ability to perform independently, of global equities and bonds. Managed futures have historically performed independently of traditional investments, such as stocks and bonds. This is referred to as non-correlation, or the potential for managed futures to perform when traditional markets such as stocks and bonds may experience difficulty performing. Of course, managed futures funds will not automatically be profitable during unfavorable periods for these traditional investments and vice versa. The degree of non-correlation of any given managed futures fund will vary, particularly as a result of market conditions, and some funds will have significantly lesser degrees of non-correlation (i.e., greater correlation) with stocks and bonds than others. 1999 proved to be another strong year for equities, due in large part to continued growth and stability in most major world economies accompanied by low inflation. This environment, while strong for equities, provided few major sustained price trends in the world's futures and currency markets, and as such, proved to be a difficult trading environment for the money managers in these Funds whose trading strate-gies rely on the existence of longer-term price trends for trading opportuni-ties. Nevertheless, we remain confident in the role that managed futures in-vestments play in the overall investment portfolio, and we believe this confidence is well-founded based on the longer-term diversified non-correlated returns of this al-ternative investment. Demeter Management Corporation, as General Partner to the Funds, has been and continues to be an active investor with more than $18 mil-lion invested among the 24 managed futures funds to which we act as General Partner.

Additionally, Demeter Management Corporation determined to adjust the alloca-tion of Net Assets among the trading managers within Cornerstone Fund III. Ef-fective with the September 30, 1999 closing of Cornerstone Fund III, the Net Assets managed by Abraham Trading Co. (approximately $7.3 million, or 20% of Net Assets) was reallocated to Welton Investment Corporation. Additionally, any net proceeds or redemptions received via monthly exchanges into or out of Cor-nerstone Fund III will be allocated 50% to Welton Investment Corporation and 50% to Sunrise Capital Management, Inc.

Finally, the current exchange privilege among the Cornerstone Funds (a "Series Exchange") will be terminated effective with the April 30, 2000 monthly clos-ing. The decision to terminate the Series Exchange privilege was made in view of the limited use of that procedure and by a desire to reduce certain adminis-trative expenses paid by the Cornerstone Funds in order to maintain an effec-tive registration statement, as well as the availability of alternative invest-ment vehicles, such as the Morgan Stanley Dean Witter Spectrum Series and the Morgan Stanley Dean Witter Charter Series. Limited Partners retain the ability to execute an exchange from a Cornerstone Fund into either the Morgan Stanley Dean Witter Spectrum Series or the Morgan Stanley Dean Witter Charter Series (a "Non-Series Exchange"), subject to certain restrictions set forth in the appli-cable prospectus. The Non-Series Exchange privilege is provided to Limited Partners at no additional cost. Limited Partners of the Cornerstone Funds are reminded that, subject to certain restrictions, they have the right to redeem their Units on a monthly basis, and that Limited Partners of the Cornerstone Funds may vote to take certain actions with respect to the operation of the Cornerstone Funds, as more fully set forth in Section 17 of the Limited Partnership Agreement on page A-16 of the Prospectus.

Should you have any questions concerning this report, please feel free to contact Demeter Management Corporation at Two World Trade Center, 62nd Floor, New York, NY 10048, or your Morgan Stanley Dean Witter Financial Advisor.

I hereby affirm, that to the best of my knowledge and belief, the information contained in this report is accurate and complete. Past performance is not a guarantee of future results.

    Sincerely,


    /s/ Robert E. Murray

    Robert E. Murray
    Chairman
    Demeter Management Corporation
    General Partner

Dean Witter Cornerstone Funds
Independent Auditors' Report

The Limited Partners and the General Partner of
Dean Witter Cornerstone Fund II
Dean Witter Cornerstone Fund III
Dean Witter Cornerstone Fund IV:

We have audited the accompanying statements of financial condition of Dean Wit-ter Cornerstone Fund II, Dean Witter Cornerstone Fund III and Dean Witter Cor-nerstone Fund IV (collectively, the "Partnerships") as of December 31, 1999 and 1998 and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing stan-dards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of materi-al misstatement. An audit includes examining, on a test basis, evidence sup-porting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement pre-sentation. We believe that our audits provide a reasonable basis for our opin-ion.

In our opinion, such financial statements present fairly, in all material re-spects, the financial position of Dean Witter Cornerstone Fund II, Dean Witter Cornerstone Fund III and Dean Witter Cornerstone Fund IV at December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with gener-ally accepted accounting principles.


/s/ Deloitte & Touche LLP

February 14, 2000
(March 3, 2000 as to Note 6)
New York, New York

Dean Witter Cornerstone Fund II
Statements of Financial Condition

                                                       December 31,
                                                   ---------------------
                                                      1999       1998
                                                   ---------- ----------
                                                       $          $
                                 ASSETS
 Equity in futures interests trading
  accounts:
  Cash                                             25,804,088 29,949,571
  Net unrealized gain on open contracts             1,156,415  2,056,152
                                                   ---------- ----------
  Total Trading Equity                             26,960,503 32,005,723
 Interest receivable (DWR)                             94,764     91,948
 Due from DWR                                          11,715     15,425
                                                   ---------- ----------
  Total Assets                                     27,066,982 32,113,096
                                                   ========== ==========
                   LIABILITIES AND PARTNERS' CAPITAL
 LIABILITIES
 Redemptions payable                                  225,282    173,375
 Accrued management fees                               89,781    106,613
 Accrued administrative expenses                       42,938     22,428
 Accrued incentive fees                                --        413,951
                                                   ---------- ----------
  Total Liabilities                                   358,001    716,367
                                                   ---------- ----------
 PARTNERS' CAPITAL
 Limited Partners (6,619.006 and 7,372.211 Units,
   respectively)                                   26,243,505 30,904,584
 General Partner (117.400 Units)                      465,476    492,145
                                                   ---------- ----------
  Total Partners' Capital                          26,708,981 31,396,729
                                                   ---------- ----------
  Total Liabilities and Partners'
    Capital                                        27,066,982 32,113,096
                                                   ========== ==========
 NET ASSET VALUE PER UNIT                            3,964.87   4,192.04
                                                   ========== ==========

Statements of Operations
For the Years Ended December 31, 1999, 1998 and 1997

                                   1999       1998      1997
                                ----------  --------- ---------
                                    $           $         $
REVENUES
Trading profit (loss):
 Realized                        1,169,107  5,592,885 6,363,803
 Net change in unrealized         (899,737)    52,473   687,245
                                ----------  --------- ---------
  Total Trading Results            269,370  5,645,358 7,051,048
Interest income (DWR)            1,112,233  1,180,971 1,228,298
                                ----------  --------- ---------
  Total Revenues                 1,381,603  6,826,329 8,279,346
                                ----------  --------- ---------
EXPENSES
Brokerage commissions (DWR)      1,579,871  1,401,238 1,383,112
Management fees                  1,184,505  1,224,365 1,159,248
Transaction fees and costs         151,330    133,569   128,692
Common administrative expenses      62,969     44,337    41,330
Incentive fees                         779    426,277   650,800
                                ----------  --------- ---------
  Total Expenses                 2,979,454  3,229,786 3,363,182
                                ----------  --------- ---------
NET INCOME (LOSS)               (1,597,851) 3,596,543 4,916,164
                                ==========  ========= =========
Net Income (Loss) Allocation:
Limited Partners                (1,571,182) 3,514,833 4,792,341
General Partner                    (26,669)    81,710   123,823
Net Income (Loss) per Unit:
Limited Partners                   (227.17)    467.12    569.56
General Partner                    (227.17)    467.12    569.56


   The accompanying notes are an integral part of these financial statements.

Dean Witter Cornerstone Fund III
Statements of Financial Condition

                                             December 31,
                                         ---------------------
                                            1999       1998
                                         ---------- ----------
                                             $          $
                            ASSETS
 Equity in futures interests trading
  accounts:
  Cash                                   32,268,788 38,504,975
  Net unrealized gain on open contracts   1,425,611  2,102,810
  Net option premiums                       318,281    (50,047)
                                         ---------- ----------
  Total Trading Equity                   34,012,680 40,557,738
 Interest receivable (DWR)                  116,065    120,465
 Due from DWR                                --         81,647
                                         ---------- ----------
  Total Assets                           34,128,745 40,759,850
                                         ========== ==========
              LIABILITIES AND PARTNERS' CAPITAL
 LIABILITIES
 Redemptions payable                        443,758    220,184
 Accrued administrative expenses            138,661    104,780
 Accrued management fees                    112,924    135,067
                                         ---------- ----------
  Total Liabilities                         695,343    460,031
                                         ---------- ----------
 PARTNERS' CAPITAL
 Limited Partners (10,836.119 and
   12,193.413 Units, respectively)       33,000,637 39,835,572
 General Partner (142.103 Units)            432,765    464,247
                                         ---------- ----------
  Total Partners' Capital                33,433,402 40,299,819
                                         ---------- ----------
  Total Liabilities and Partners'
    Capital                              34,128,745 40,759,850
                                         ========== ==========
 NET ASSET VALUE PER UNIT                  3,045.43   3,266.97
                                         ========== ==========

Statements of Operations
For the Years Ended December 31, 1999, 1998 and 1997

                                   1999       1998      1997
                                ----------  --------- ---------
                                    $           $         $
REVENUES
Trading profit (loss):
 Realized                          348,156  5,912,923 7,439,669
 Net change in unrealized         (677,199)   164,515  (642,508)
                                ----------  --------- ---------
  Total Trading Results           (329,043) 6,077,438 6,797,161
Interest income (DWR)            1,361,828  1,640,345 1,786,271
                                ----------  --------- ---------
  Total Revenues                 1,032,785  7,717,783 8,583,432
                                ----------  --------- ---------
EXPENSES
Brokerage commissions (DWR)      2,027,980  2,088,096 2,294,914
Management fees                  1,441,758  1,682,394 1,728,062
Transaction fees and costs         167,905    212,795   229,570
Common administrative expenses     103,046     76,892    69,344
                                ----------  --------- ---------
  Total Expenses                 3,740,689  4,060,177 4,321,890
                                ----------  --------- ---------
NET INCOME (LOSS)               (2,707,904) 3,657,606 4,261,542
                                ==========  ========= =========
Net Income (Loss) Allocation:
Limited Partners                (2,676,422) 3,564,790 4,155,313
General Partner                    (31,482)    92,816   106,229
Net Income (Loss) per Unit:
Limited Partners                   (221.54)    273.45    278.01
General Partner                    (221.54)    273.45    278.01


   The accompanying notes are an integral part of these financial statements.

Dean Witter Cornerstone Fund IV
Statements of Financial Condition

                                                     December 31,
                                                -----------------------
                                                   1999        1998
                                                ----------- -----------
                                                     $           $
                                ASSETS
 Equity in futures interests trading
  accounts:
  Cash                                          104,055,664 119,800,551
  Net unrealized gain (loss) on open contracts      281,510  (2,827,252)
                                                ----------- -----------
  Total Trading Equity                          104,337,174 116,973,299
 Interest receivable (DWR)                          357,520     350,412
                                                ----------- -----------
  Total Assets                                  104,694,694 117,323,711
                                                =========== ===========
                   LIABILITIES AND PARTNERS' CAPITAL
 LIABILITIES
 Redemptions payable                              1,225,890     459,703
 Accrued management fees                            347,338     389,518
 Accrued administrative expenses                    145,813      78,706
 Accrued incentive fees                             --        1,154,685
                                                ----------- -----------
  Total Liabilities                               1,719,041   2,082,612
                                                ----------- -----------
 PARTNERS' CAPITAL
 Limited Partners (21,718.366 and
   24,059.670 Units, respectively)              101,716,331 113,967,408
 General Partner (268.889 Units)                  1,259,322   1,273,691
                                                ----------- -----------
  Total Partners' Capital                       102,975,653 115,241,099
                                                ----------- -----------
  Total Liabilities and Partners'
    Capital                                     104,694,694 117,323,711
                                                =========== ===========
 NET ASSET VALUE PER UNIT                          4,683.42    4,736.86
                                                =========== ===========

Statements of Operations
For the Years Ended December 31, 1999, 1998 and 1997

                                      1999              1998              1997
                                   ----------        ----------        ----------
                                       $                 $                 $
REVENUES
Trading profit (loss):
 Realized                            (766,917)       15,855,401        42,691,318
 Net change in unrealized           3,108,762        (4,642,364)       (3,515,408)
                                   ----------        ----------        ----------
  Total Trading Results             2,341,845        11,213,037        39,175,910
Interest income (DWR)               4,030,878         4,462,904         4,200,571
                                   ----------        ----------        ----------
  Total Revenues                    6,372,723        15,675,941        43,376,481
                                   ----------        ----------        ----------
EXPENSES
Management fees                     4,360,961         4,817,623         4,287,974
Brokerage commissions (DWR)         3,263,260         2,170,551         2,656,715
Common administrative expenses        204,985           147,731           134,041
Transaction fees and costs            120,601           114,925           171,578
Incentive fees                       (210,051)          594,331         1,594,371
                                   ----------        ----------        ----------
  Total Expenses                    7,739,756         7,845,161         8,844,679
                                   ----------        ----------        ----------
NET INCOME (LOSS)                  (1,367,033)        7,830,780        34,531,802
                                   ==========        ==========        ==========
Net Income (Loss) Allocation:
Limited Partners                   (1,352,664)        7,611,778        33,745,453
General Partner                       (14,369)          219,002           786,349
Net Income (Loss) per Unit:
Limited Partners                       (53.44)           301.39          1,230.81
General Partner                        (53.44)           301.39          1,230.81


   The accompanying notes are an integral part of these financial statements.

Dean Witter Cornerstone Funds

Statements of Changes in Partners' Capital
For the Years Ended December 31, 1999, 1998 and 1997

                              Units of
                             Partnership   Limited     General
                              Interest     Partners    Partner     Total
                             -----------  ----------  ---------  ----------
                                              $           $          $
Dean Witter Cornerstone Fund II
Partners' Capital, December
31, 1996                      9,205.342   28,360,195    685,975  29,046,170
Offering of Units                94.328      314,932     --         314,932
Net income                       --        4,792,341    123,823   4,916,164
Redemptions                  (1,114.869)  (3,789,525)    --      (3,789,525)
                             ----------   ----------  ---------  ----------
Partners' Capital,
December 31, 1997             8,184.801   29,677,943    809,798  30,487,741
Offering of Units                 9.990       38,137     --          38,137
Net income                       --        3,514,833     81,710   3,596,543
Redemptions                    (705.180)  (2,326,329)  (399,363) (2,725,692)
                             ----------   ----------  ---------  ----------
Partners' Capital, December
31, 1998                      7,489.611   30,904,584    492,145  31,396,729
Offering of Units                 2.478       10,614     --          10,614
Net loss                         --       (1,571,182)   (26,669) (1,597,851)
Redemptions                    (755.683)  (3,100,511)    --      (3,100,511)
                             ----------   ----------  ---------  ----------
Partners' Capital, December
31, 1999                      6,736.406   26,243,505    465,476  26,708,981
                             ==========   ==========  =========  ==========
Dean Witter Cornerstone Fund III
Partners' Capital, December
31, 1996                     15,479.706   40,997,752  1,037,606  42,035,358
Offering of Units                 1.841        5,000     --           5,000
Net income                       --        4,155,313    106,229   4,261,542
Redemptions                  (1,747.110)  (5,187,526)    --      (5,187,526)
                             ----------   ----------  ---------  ----------
Partners' Capital,
December 31, 1997            13,734.437   39,970,539  1,143,835  41,114,374
Offering of Units                 5.184       15,998     --          15,998
Net income                       --        3,564,790     92,816   3,657,606
Redemptions                  (1,404.105)  (3,715,755)  (772,404) (4,488,159)
                             ----------   ----------  ---------  ----------
Partners' Capital, December
31, 1998                     12,335.516   39,835,572    464,247  40,299,819
Net loss                         --       (2,676,422)   (31,482) (2,707,904)
Redemptions                  (1,357.294)  (4,158,513)    --      (4,158,513)
                             ----------   ----------  ---------  ----------
Partners' Capital, December
31, 1999                     10,978.222   33,000,637    432,765  33,433,402
                             ==========   ==========  =========  ==========

   The accompanying notes are an integral part of these financial statements.

Dean Witter Cornerstone Funds

Statements of Changes in Partners' Capital
For the Years Ended December 31, 1999, 1998 and 1997

                     Units of
                    Partnership    Limited     General
                     Interest     Partners     Partner       Total
                    -----------  -----------  ----------  -----------
                                      $           $            $
Dean Witter Cornerstone Fund IV
Partners' Capital,
December 31, 1996   29,799.176    93,448,822   2,047,422   95,496,244
Offering of Units       57.083       223,794      --          223,794
Net income              --        33,745,453     786,349   34,531,802
Redemptions         (3,160.142)  (11,842,096)     --      (11,842,096)
                    ----------   -----------  ----------  -----------
Partners' Capital,
December 31, 1997   26,696.117   115,575,973   2,833,771  118,409,744
Offering of Units       60.266       269,706      --          269,706
Net income              --         7,611,778     219,002    7,830,780
Redemptions         (2,427.824)   (9,490,049) (1,779,082) (11,269,131)
                    ----------   -----------  ----------  -----------
Partners' Capital,
December 31, 1998   24,328.559   113,967,408   1,273,691  115,241,099
Offering of Units        9.851        46,268      --           46,268
Net loss                --        (1,352,664)    (14,369)  (1,367,033)
Redemptions         (2,351.155)  (10,944,681)     --      (10,944,681)
                    ----------   -----------  ----------  -----------
Partners' Capital,
December 31, 1999   21,987.255   101,716,331   1,259,322  102,975,653
                    ==========   ===========  ==========  ===========



   The accompanying notes are an integral part of these financial statements.

Dean Witter Cornerstone Fund II
Statements of Cash Flows

                                             For the Years Ended
                                                 December 31,
                                      --------------------------------------
                                          1999           1998        1997
                                      ------------    ----------  ----------
                                           $              $           $
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                       (1,597,851)    3,596,543   4,916,164
Noncash item included in net income
  (loss):
 Net change in unrealized                  899,737       (52,473)   (687,245)
(Increase) decrease in
  operating assets:
 Interest receivable (DWR)                  (2,816)       14,219      (8,352)
 Due from DWR                                3,710        12,458      95,444
Increase (decrease) in
  operating liabilities:
 Accrued management fees                   (16,832)        2,263       4,998
 Accrued administrative expenses            20,510           788     (30,699)
 Accrued incentive fees                   (413,951)     (204,319)    301,520
 Accrued brokerage
   commissions (DWR)                        --            --         (83,967)
 Accrued transaction fees
   and costs                                --            --          (5,558)
                                      ------------    ----------  ----------
Net cash provided by (used for)
  operating activities                  (1,107,493)    3,369,479   4,502,305
                                      ------------    ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Offering of Units                           10,614        38,137     314,932
Increase (decrease) in redemptions
  payable                                   51,907       (25,647)   (243,684)
Redemptions of Units                    (3,100,511)   (2,725,692) (3,789,525)
                                      ------------    ----------  ----------
Net cash used for financing
  activities                            (3,037,990)   (2,713,202) (3,718,277)
                                      ------------    ----------  ----------
Net increase (decrease) in cash         (4,145,483)      656,277     784,028
Balance at beginning of period          29,949,571    29,293,294  28,509,266
                                      ------------    ----------  ----------
Balance at end of period                25,804,088    29,949,571  29,293,294
                                      ============    ==========  ==========


   The accompanying notes are an integral part of these financial statements.

Dean Witter Cornerstone Fund III
Statements of Cash Flows

                                                 For the Years Ended
                                                     December 31,
                                           ----------------------------------
                                              1999        1998        1997
                                           ----------  ----------  ----------
                                               $           $           $
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                          (2,707,904)  3,657,606   4,261,542
Noncash item included in net income
  (loss):
 Net change in unrealized                     677,199    (164,515)    642,508
(Increase) decrease in
  operating assets:
 Net option premiums                         (368,328)   (108,718)   (132,647)
 Interest receivable (DWR)                      4,400      24,635      (6,733)
 Due from DWR                                  81,647      13,334      27,720
Increase (decrease) in
  operating liabilities:
 Accrued administrative expenses               33,881       5,067     (37,835)
 Accrued management fees                      (22,143)     (3,413)     (3,907)
 Accrued brokerage
   commissions (DWR)                           --          --        (129,098)
 Accrued transaction fees
   and costs                                   --          --         (12,349)
                                           ----------  ----------  ----------
Net cash provided by (used for) operating
  activities                               (2,301,248)  3,423,996   4,609,201
                                           ----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Offering of Units                              --          15,998       5,000
Increase (decrease) in
  redemptions payable                         223,574    (209,575)   (250,971)
Redemptions of Units                       (4,158,513) (4,488,159) (5,187,526)
                                           ----------  ----------  ----------
Net cash used for financing activities     (3,934,939) (4,681,736) (5,433,497)
                                           ----------  ----------  ----------
Net decrease in cash                       (6,236,187) (1,257,740)   (824,296)
Balance at beginning of period             38,504,975  39,762,715  40,587,011
                                           ----------  ----------  ----------
Balance at end of period                   32,268,788  38,504,975  39,762,715
                                           ==========  ==========  ==========

   The accompanying notes are an integral part of these financial statements.

Dean Witter Cornerstone Fund IV
Statements of Cash Flows

                                                For the Years Ended
                                                   December 31,
                                        -------------------------------------
                                           1999         1998         1997
                                        -----------  -----------  -----------
                                             $            $            $
CASH FLOWS FROM
  OPERATING ACTIVITIES
Net income (loss)                        (1,367,033)   7,830,780   34,531,802
Noncash item included in net income
  (loss):
 Net change in unrealized                (3,108,762)   4,642,364    3,515,408
(Increase) decrease in
  operating assets:
 Interest receivable (DWR)                   (7,108)      31,895      (76,916)
Increase (decrease) in
  operating liabilities:
 Accrued management fees                    (42,180)     (13,493)      80,459
 Accrued administrative expenses             67,107        6,409      (53,710)
 Accrued incentive fees                  (1,154,685)    (439,686)   1,594,371
 Accrued brokerage
   commissions (DWR)                        --           --           (74,340)
 Accrued transaction fees
   and costs                                --           --            (3,654)
                                        -----------  -----------  -----------
Net cash provided by (used for)
  operating activities                   (5,612,661)  12,058,269   39,513,420
                                        -----------  -----------  -----------
CASH FLOWS FROM
  FINANCING ACTIVITIES
Offering of Units                            46,268      269,706      223,794
Increase (decrease) in
  redemptions payable                       766,187     (439,424)    (370,386)
Redemptions of Units                    (10,944,681) (11,269,131) (11,842,096)
                                        -----------  -----------  -----------
Net cash used for financing activities  (10,132,226) (11,438,849) (11,988,688)
                                        -----------  -----------  -----------
Net increase (decrease) in cash         (15,744,887)     619,420   27,524,732
Balance at beginning of period          119,800,551  119,181,131   91,656,399
                                        -----------  -----------  -----------
Balance at end of period                104,055,664  119,800,551  119,181,131
                                        ===========  ===========  ===========


   The accompanying notes are an integral part of these financial statements.

Dean Witter Cornerstone Funds
Notes to Financial Statements

1. Summary of Significant Accounting Policies

Organization--Dean Witter Cornerstone Fund II ("Cornerstone II"), Dean Witter Cornerstone Fund III ("Cornerstone III"), and Dean Witter Cornerstone Fund IV ("Cornerstone IV"), (individually, a "Partnership", or collectively, the "Part-nerships") are limited partnerships organized to engage in the speculative trading of futures, options and forward contracts on foreign currencies and other commodity interests (collectively, "futures interests").

The general partner for each Partnership is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Dean Witter Reynolds Inc. ("DWR") and an unaffiliated clearing commodity broker, Carr Futures Inc. ("Carr"), provides clearing and execution services. Demeter and DWR are wholly-owned subsidiaries of Morgan Stanley Dean Witter & Co. ("MSDW").

On May 31, 1997, Morgan Stanley Group Inc. was merged with and into Dean Wit-ter, Discover & Co. ("DWD"). At that time, DWD changed its corporate name to Morgan Stanley, Dean Witter, Discover & Co. ("MSDWD"). Effective February 19, 1998, MSDWD changed its corporate name to Morgan Stanley Dean Witter & Co.

Demeter is required to maintain a 1% minimum interest in the equity of each Partnership and income (losses) are shared by Demeter and the limited partners based upon their proportional ownership interests.

Use of Estimates--The financial statements are prepared in accordance with gen-erally accepted accounting principles, which require management to make esti-mates and assumptions that affect the reported amounts in the financial state-ments and related disclosures. Management believes that the estimates utilized in the preparation of the financial statements are prudent and reasonable. Ac-tual results could differ from those estimates.

Revenue Recognition--Futures interests are open commitments until settlement date. They are valued at market on a daily basis and the resulting net change in unrealized gains and losses is reflected in the change in unrealized profit
(loss) on open contracts from one period to the next in the statements of oper-ations. Monthly, DWR pays each Partnership interest income based upon 80% of its average daily Net Assets at a rate equal to the average yield on 13-week U.S. Treasury bills issued. For purposes of such interest payments in Dean Wit-ter Cornerstone Fund IV, Net Assets do not include monies due the Partnership on futures interests, but not actually received.

Dean Witter Cornerstone Funds
Notes to Financial Statements--(Continued)

Net Income (Loss) per Unit--Net income (loss) per unit of limited partnership interest ("Unit(s)") is computed using the weighted average number of Units outstanding during the period.

Equity in Futures Interests Trading Accounts--The Partnerships' asset "Equity in futures interests trading accounts," reflected in the statements of finan-cial condition, consists of (A) cash on deposit with DWR and Carr to be used as margin for trading; (B) net unrealized gains or losses on open contracts, which are valued at market and calculated as the difference between original contract value and market value, and (C) net option premiums, which represent the net of all monies paid and/or received for such option premiums.

The Partnerships, in their normal course of business, enter into various con-tracts with Carr acting as their commodity broker. Pursuant to brokerage agree-ments with Carr, to the extent that such trading results in unrealized gains or losses, these amounts are offset and reported on a net basis on the Partner-ships' statements of financial condition.

The Partnerships have offset the fair value amounts recognized for forward contracts executed with the same counterparty as allowable under terms of the master netting agreement with Carr, the sole counterparty on such contracts. The Partnerships have consistently applied their right to offset.

Brokerage Commissions and Related Transaction Fees and Costs--Brokerage commis-sions for each Partnership are accrued at 80% of DWR's published non-member rates on a half-turn basis. Related transaction fees and costs are accrued on a half-turn basis. Brokerage commissions and transaction fees combined for each Partnership are capped at 13/20 of 1% per month (a 7.8% maximum annual rate) of the adjusted Net Assets allocated to each trading program employed by the Part-nerships' trading managers.

Operating Expenses--Each Partnership has entered into an exchange agreement pursuant to which certain common administrative expenses (i.e., legal, audit-ing, accounting, filing fees and other related expenses) are shared by each of the Partnerships based upon the number of outstanding Units of each Partnership during the month in which such expenses are incurred. In addition, the Partner-ships incur monthly management fees and may incur incentive fees. Demeter bears all other operating expenses.

Income Taxes--No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of each Partnership's revenues and expenses for income tax purposes.

Dean Witter Cornerstone Funds
Notes to Financial Statements--(Continued)
Distributions--Distributions, other than redemptions of Units, are made on a pro-rata basis at the sole discretion of Demeter. No distributions have been made to date.

Redemptions--Limited Partners may redeem some or all of their Units at 100% of the Net Asset Value per Unit as of the last day of any month upon fifteen days advance notice by redemption form to Demeter.

Exchanges--Limited Partners may transfer their investment among the Partner-ships (subject to certain restrictions outlined in the Limited Partnership Agreements) without paying additional charges.

The current exchange privilege among the Cornerstone funds (a "Series Ex-change") will be terminated effective with the April 30, 2000 monthly closing. Limited partners will retain the ability to execute an exchange from a Corner-stone fund into other funds outside the Cornerstone Series (a "Non-Series Ex-change") subject to certain restrictions set forth in the applicable limited partnership agreements.

Dissolution of the Partnership--Each Partnership will terminate on September 30, 2025 regardless of its financial condition at such time, upon a decline in Net Assets to less than $250,000, a decline in the Net Asset Value per Unit to less than $250, or under certain other circumstances defined in each Limited Partnership Agreement.

2. Related Party Transactions

Each Partnership pays brokerage commissions to DWR as described in Note 1. Each Partnership's cash is on deposit with DWR and Carr in futures interests trading accounts to meet margin requirements as needed. DWR pays interest on these funds as described in Note 1.

3. Trading Managers

Demeter, on behalf of each Partnership, retains certain commodity trading man-agers to make all trading decisions for the Partnerships. The trading managers for each Partnership as of December 31, 1999 were as follows:

Dean Witter Cornerstone Fund II
 Northfield Trading L.P.
 John W. Henry & Company, Inc.

Dean Witter Cornerstone Fund III
 Welton Investment Corporation ("Welton")
 Sunrise Capital Management, Inc. ("Sunrise")

Dean Witter Cornerstone Fund IV
 John W. Henry & Company, Inc.
 Sunrise Capital Management, Inc.

Commencing with the September 30, 1999 closing, the Net Assets previously man-aged by Abraham Trading

Dean Witter Cornerstone Funds
Notes to Financial Statements--(Continued)
Co. were reallocated to Welton. Additionally, any net proceeds or redemptions received via monthly exchanges into or out of Cornerstone III will be allocated equally between Welton and Sunrise.

Compensation to the trading managers by the Partnerships consists of a manage-ment fee and an incentive fee as follows:

Management Fee--Each Partnership's management fee is accrued at the rate of 1/3 of 1% per month (a 4% annual rate) of the Net Assets under management by each trading manager at each month end.

Incentive Fee--Each Partnership pays an annual incentive fee equal to 15% of the new appreciation in Net Assets, as defined in the Limited Partnership Agreements, as of the end of each annual incentive period ending December 31, except for Dean Witter Cornerstone Fund IV, which pays incentive fees at the end of each annual incentive period ending May 31. New appreciation represents the amount by which Net Assets are increased by profits from futures, forward and options trading exceed losses after brokerage commissions, management fees, transaction fees and costs and common administrative expenses are deducted. Such incentive fee is accrued in each month in which new appreciation occurs. In those months in which new appreciation is negative, previous accruals, if any, during the incentive period will be reduced. In those instances in which a Limited Partner redeems an investment, the incentive fee (if earned through a redemption date) is to be paid on those redemptions to the trading manager in the month of such redemption.

4. Financial Instruments

The Partnerships trade futures, options and forward contracts on foreign cur-rencies and other commodity interests. Futures and fowards represent contracts for delayed delivery of an instrument at a specified date and price. Risk aris-es from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

In June 1998, the Financial Accounting Standards Board ("FASB") issued State-ment of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Deriva-tive Instruments and Hedging Activities" effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for DerivativeInstruments and Hedging Activities--Deferral of the Effective Date of SFAS No. 133," which defers the required implementation of SFAS No. 133 until fiscal years beginning after June 15, 2000. However, each Partnership had previously elected to adopt the provisions of

Dean Witter Cornerstone Funds
Notes to Financial Statements--(Continued)
SFAS No. 133 beginning with the fiscal year ended December 31, 1998. SFAS No. 133 supersedes SFAS No. 119 and No. 105, which required the disclosure of aver-age aggregate fair values and contract/notional values, respectively, of deriv-ative financial instruments for an entity which carries its assets at fair val-ue. The application of SFAS No. 133 does not have a significant effect on the Partnerships' financial statements.

The net unrealized gains (losses) on open contracts are reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition and totaled at De-cember 31, 1999 and 1998, respectively, $1,156,415 and $2,056,152 for Corner-
stone II, $1,425,611 and $2,102,810 for Cornerstone III and $281,510 and $(2,827,252) for Cornerstone IV.

For Cornerstone II, of the $1,156,415 net unrealized gain on open contracts at December 31, 1999, $1,130,189 related to exchange-traded futures contracts and $26,226 related to off-exchange-traded forward currency contracts. Of the $2,056,152 net unrealized gain on open contracts at December 31, 1998, $2,421,869 related to exchange-traded futures contracts and $(365,717) related to off-exchange-traded forward currency contracts.

For Cornerstone III, all of the $1,425,611 net unrealized gain on open con-tracts at December 31, 1999 related to exchange-traded futures and futures-styled options contracts. Of the $2,102,810 net unrealized gain on open con-tracts at December 31, 1998, $2,250,314 related to exchange-traded futures con-tracts and $(147,504) related to off-exchange-traded forward currency con-tracts.

For Cornerstone IV, the $281,510 net unrealized gain on open contracts at De-cember 31, 1999 and the $(2,827,252) net unrealized loss on open contracts at December 31, 1998 related to off-exchange-traded forward currency contracts.

Exchange-traded contracts and off-exchange-traded forward currency contracts held by the Partnerships at December 31, 1999 and 1998 mature as follows:

                                                      1999          1998
                                                  ------------- -------------
 Cornerstone II
 Exchange-Traded Contracts                        December 2000 December 1999
 Off-Exchange-Traded Forward Currency Contracts   March 2000    March 1999
 Cornerstone III
 Exchange-Traded Contracts                        May 2000      June 1999
 Off-Exchange-Traded Forward Currency Contracts        --       March 1999
 Cornerstone IV
 Off-Exchange-Traded Forward Currency Contracts   March 2000    March 1999

Dean Witter Cornerstone Funds
Notes to Financial Statements--(Continued)

The Partnerships have credit risk associated with counterparty nonperformance. The credit risk associated with the instruments in which the Partnerships are involved is limited to the amounts reflected in the Partnerships' statements of financial condition.

The Partnerships also have credit risk because DWR and Carr act as the futures commission merchants or the counterparties, with respect to most of the Part-nerships' assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Each of DWR and Carr, as a futures commission merchant for each Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission, to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gain (loss) on all open futures and futures-styled options con-tracts, which funds, in the aggregate, totaled at December 31, 1999 and 1998 respectively, $26,934,277 and $32,371,440 for Cornerstone II, $33,694,399 and
$40,755,289 for Cornerstone III, and $104,055,664 and $119,800,551 for Corner-
stone IV. With respect to each Partnership's off-exchange-traded forward cur-rency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain (loss) on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnerships are at risk to the ability of Carr, the sole counterparty on all such contracts, to perform. Each Partnership has a netting agreement with Carr. These agreements, which seek to reduce both the Partnerships' and Carr's exposure on off-exchange-traded forward cur-rency contracts, should materially decrease the Partnerships' credit risk in the event of Carr's bankruptcy or insolvency. Carr's parent, Credit Agricole Indosuez, has guaranteed to the Partnerships payment of the net liquidating value of the transactions in the Partnerships' accounts with Carr (including foreign currency contracts).

5. Legal Matters

The class actions first filed in 1996 in California and in New York State courts were each dismissed in 1999. On September 6, 10, and 20, 1996, and on March 13, 1997, purported class actions were filed in the Superior Court of the State of California, County of Los Angeles, on behalf of all purchasers of in-terests in limited partner-ship commodity pools sold by DWR. Named defendants include DWR, Demeter, Dean Witter Futures & Currency Management Inc., MSDW, the Partnerships, certain limited partnership commodity pools of which Demeter is the general partner (all such parties referred

Dean Witter Cornerstone Funds
Notes to Financial Statements--(Concluded) to hereafter as the "Morgan Stanley Dean Witter Parties") and certain trading advisors to those pools. On June 16, 1997, the plaintiffs in the above actions filed a consolidated amended complaint, alleging, among other things, that the defendants committed fraud, deceit, negligent misrepresentation, various viola-tions of the California Corporations Code, intentional and negligent breach of fiduciary duty, fraudulent and unfair business practices, unjust enrichment, and conversion in the sale and operation of the various limited partnerships commodity pools. The complaints seek unspecified amounts of compensatory and punitive damages and other relief. The court entered an order denying class certification on August 24, 1999. On September 24, 1999, the court entered an order dismissing the case without prejudice on consent. Similar purported class actions were also filed on September 18, and 20, 1996, in the Supreme Court of the State of New York, New York County, and on November 14, 1996 in the Superi-or Court of the State of Delaware, New Castle County, against the Morgan Stan-ley Dean Witter Parties and certain trading advisors on behalf of all purchas-ers of interests in various limited partnership commodity pools, including the Partnerships, sold by DWR. A consolidated and amended complaint in the action pending in the Supreme Court of the State of New York was filed on August 13, 1997, alleging that the defendants committed fraud, breach of fiduciary duty, and negligent misrepresentation in the sale and operation of the various limit-ed partnership commodity pools. The complaints seek unspecified amounts of com-pensatory and punitive damages and other relief. The New York Supreme Court dismissed the New York action in November 1998, but granted plaintiffs leave to file an amended complaint, which they did in early December 1998. The defen-dants filed a motion to dismiss the amended complaint with prejudice on Febru-ary 1, 1999. By decision dated December 21, 1999, the New York Supreme Court dismissed the case with prejudice.

In addition, on December 16, 1997, upon motion of the plaintiffs, the action pending in the Supreme Court of the State of Delaware was voluntarily dismissed without prejudice.

6. Subsequent Event

On March 3, 2000, the plaintiffs in the New York action referred to in Note 5 filed an appeal of the order dismissing the consolidated complaint.

MORGAN STANLEY DEAN WITTER & CO.                                  Presorted
Two World Trade Center                                        First Class Mail
62nd Floor                                                    U.S. Postage Paid
New York, NY 10048                                              Brooklyn, NY
                                                               Permit No. 148