Form 10-Q
period 2000-03-31
WITTER DEAN CORNERSTONE FUND III
filed 2000-05-15
CIK 737000

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2000 or

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

Yes    X       No


                 DEAN WITTER CORNERSTONE FUND II

             INDEX TO QUARTERLY REPORT ON FORM 10-Q

                         March 31, 2000

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
     Statements of Financial Condition
   March 31, 2000 (Unaudited) and December 31, 1999            2

   Statements of Operations for the Quarters Ended
   March 31, 2000 and 1999 (Unaudited)                         3

   Statements of Changes in Partners' Capital for the
   Quarters Ended March 31, 2000 and 1999 (Unaudited)          4

   Statements of Cash Flows for the Quarters Ended
   March 31, 2000 and 1999 (Unaudited)                         5

   Notes to Financial Statements (Unaudited)                6-11

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                12-18

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk                                        19-31

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                    32

Item 2.  Changes in Securities and Use of Proceeds         32-33

Item 5.  Other Information                                 33-34

Item 6.  Exhibits and Reports on Form 8-K                     34



                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                DEAN WITTER CORNERSTONE FUND III
               STATEMENTS OF FINANCIAL CONDITION


                                      March 31,    December 31,
                                            2000              199
9
                                         $              $
                                    (Unaudited)
ASSETS
Equity in futures interests trading accounts:
 Cash                           31,304,690       32,268,788
 Net unrealized gain on open contracts681,461     1,425,611
 Net option premiums               (50,431)         318,281

      Total Trading Equity      31,935,720       34,012,680

 Interest receivable (DWR)         122,949          116,065

      Total Assets              32,058,669       34,128,745

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable               601,594          443,758
 Accrued administrative expenses       126,414       138,661
 Accrued management fees           106,087          112,924

      Total Liabilities            834,095          695,343

Partners' Capital

 Limited Partners (10,262.631 and
   10,836.119 Units, respectively)30,798,123     33,000,637
 General Partner (142.103 Units)     426,451         432,765

 Total Partners' Capital        31,224,574       33,433,402

 Total Liabilities and Partners' Capital32,058,669    34,128,745


NET ASSET VALUE PER UNIT          3,001.00         3,045.43




          The accompanying notes are an integral part of these financial statements.

                DEAN WITTER CORNERSTONE FUND III
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                For the Quarters Ended March 31,

                                       2000            1999
                                         $            $
REVENUES
 Trading profit (loss):
    Realized                        743,070       (264,935)                     Net
change in unrealized                (744,150)   (1,453,346)
    Net change in unrealized        (744,150)   (1,453,346)

      Total Trading Results           (1,080)   (1,718,281)

    Interest Income (DWR)           362,657       343,469

      Total Revenues                361,577     (1,374,812)


EXPENSES

      Brokerage   commissions  (DWR)      478,334         494,855
Management    fees                       325,553          383,211
Transaction   fees  and  costs             23,694          45,762
Administrative expenses              18,539         18,412
    Management fees                   325,553       383,211
    Transaction fees and costs         23,694        45,762
    Administrative expenses            18,539        18,412

      Total Expenses                846,120       942,240


NET LOSS                            (484,543)   (2,317,052)


NET LOSS ALLOCATION:
    Limited Partners                (478,229)   (2,290,098)
    General Partner                   (6,314)      (26,954)


NET LOSS PER UNIT:
    Limited Partners                    (44.43)      (189.67)
    General Partner                     (44.43)      (189.67)




          The accompanying notes are an integral part of these financial statements.


                DEAN WITTER CORNERSTONE FUND III
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
         For the Quarters Ended March 31, 2000 and 1999
                          (Unaudited)



                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total



Partners' Capital,
                  December                31,                1998
12,335.516           $39,835,572     $464,247$40,299,819

Net Loss                 -        (2,290,098)(26,954)(2,317,052)

Redemptions
(335.054)              (1,053,804)      -           (1,053,804)

Partners' Capital,
                   March                 31,                 1999
12,000.462           $36,491,670     $437,293$36,928,963



Partners' Capital,
                  December                31,                1999
10,978.222           $33,000,637  $432,765      $33,433,402

Net Loss                    -      (478,229)  (6,314)(484,543)

Redemptions
(573.488)              (1,724,285)      -           (1,724,285)

Partners' Capital,
                   March                 31,                 2000
10,404.734           $30,798,123     $426,451$31,224,574













           The accompanying notes are an integral part of these financial statements.

                DEAN WITTER CORNERSTONE FUND III
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                For the Quarters Ended March 31,

                                      2000            1999
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
   Net   loss                           (484,543)     (2,317,052)
Noncash item included in net loss:
    Net change in unrealized       744,150     1,453,346
 (Increase) decrease in operating assets:
      Net   option   premiums             368,712          24,328
Interest   receivable   (DWR)             (6,884)           6,123
Due from DWR                         -             6,640
 Increase (decrease) in operating liabilities:
      Accrued   management  fees           13,490        (11,004)
Accrued administrative expenses       (32,574)          18,412
   Net   cash   provided  by  (used  for)  operating   activities
602,351                             (819,207)

CASH FLOWS FROM FINANCING ACTIVITIES

   Increase   in  redemptions  payable     157,836         69,654
Redemptions of Units              (1,724,285)  (1,053,804)

 Net cash used for financing activities (1,566,449)    (984,150)

 Net decrease in cash               (964,098)  (1,803,357)

 Balance at beginning of period  32,268,788   38,504,975

 Balance at end of period        31,304,690   36,701,618




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

Partnership's December 31, 1999 Annual Report on Form 10-K.



1. Organization

Dean   Witter  Cornerstone  Fund  III  is  a  New  York   limited

partnership  organized  to engage primarily  in  the  speculative trading  of  futures,  options and forward contracts  on  foreign currencies and other commodity interests (collectively,  "futures

interests").   The  Partnership  is  one  of  the   Dean   Witter

Cornerstone Funds, comprised of Dean Witter Cornerstone Fund  II,

the Partnership, and Dean Witter Cornerstone Fund IV.



The   general   partner   is   Demeter   Management   Corporation

("Demeter").   The non-clearing commodity broker is  Dean  Witter

Reynolds  Inc.  ("DWR")  and an unaffiliated  clearing  commodity

broker,  Carr  Futures  Inc.  ("Carr"),  provides  clearing   and

execution  services.   Both  Demeter  and  DWR  are  wholly-owned

subsidiaries of Morgan Stanley  Dean  Witter &  Co.  The  trading

                DEAN WITTER CORNERSTONE FUND III
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)



managers  to  the  Partnership are Welton Investment  Corporation

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

                DEAN WITTER CORNERSTONE FUND III
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)




In  June  1998, the Financial Accounting Standards Board ("FASB")

issued  Statement of Financial Accounting Standard  ("SFAS")  No.

133,   "Accounting   for  Derivative  Instruments   and   Hedging

Activities" effective for fiscal years beginning after  June  15,

1999.   In  June 1999, the FASB issued SFAS No. 137,  "Accounting

for  Derivative Instruments and Hedging Activities - Deferral  of

the  Effective Date of SFAS No. 133," which defers  the  required implementation of SFAS No. 133 until fiscal years beginning after

June  15, 2000.  However, the Partnership had previously  elected to adopt the provisions of SFAS No. 133 beginning with the fiscal year  ended December 31, 1998.  SFAS No. 133 supersedes SFAS  No.

119  and  No.  105,  which  required the  disclosure  of  average aggregate fair values and contract/notional values, respectively,

of  derivative financial instruments for an entity which  carries its  assets at fair value.  The application of SFAS No. 133  does not  have  a  significant  effect on the Partnership's  financial statements.



The  net  unrealized gain on open contracts  are  reported  as  a component  of  "Equity in futures interests trading accounts"  on the  statements of financial condition and totaled  $681,461  and

$1,425,611   at   March  31,  2000   and   December   31,   1999,

respectively.

                DEAN WITTER CORNERSTONE FUND III
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)




Of  the  $681,461 net unrealized gain on open contracts at  March

31, 2000, $647,585 related to exchange-traded futures and futures-

styled  option  contracts  and $33,876 related  to  off-exchange-

traded forward currency contracts.



The  entire  $1,425,611 net unrealized gain on open contracts  at

December 31, 1999 related to exchange-traded futures and futures-

styled option contracts.



Exchange-traded futures and futures-styled options contracts held by the Partnership at March 31, 2000 and December 31, 1999 mature through  March  2001  and  May  2000, respectively.  Off-exchange traded  forward  currency contracts held by  the  Partnership  at

March 31, 2000 mature through June 2000.



The Partnership has credit risk associated with counterparty non-

performance.  The credit risk associated with the instruments  in which  the  Partnership  is involved is limited  to  the  amounts reflected in the Partnership's statements of financial condition.



The Partnership also has credit risk because DWR and Carr act  as the  futures  commission  merchants or the  counterparties,  with

respect  to  most  of  the  Partnership's   assets.     Exchange-

traded

                DEAN WITTER CORNERSTONE FUND III
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)


futures and futures-styled options contracts are marked to market on  a  daily basis, with variations in value settled on  a  daily basis. Each of DWR and Carr, as a futures commission merchant for all  of  the  Partnership's exchange-traded futures and  futures-

styled  options contracts, are required, pursuant to  regulations

of   the  Commodity  Futures  Trading  Commission  ("CFTC"),   to

segregate  from  their own assets, and for the  sole  benefit  of their commodity customers, all funds held by them with respect to exchange-traded  futures  and futures-styled  options  contracts,

including an amount equal to the net unrealized gain on all  open futures and futures-styled options contracts, which funds, in the aggregate, totaled $31,952,275 and $33,694,399 at March 31,  2000

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

Partnership  is  at  risk  to  the  ability  of  Carr,  the  sole

counterparty   on  all  of  such  contracts,  to  perform.    The

Partnership  has a netting agreement with Carr.  This  agreement,

which  seeks to reduce both the Partnership's and Carr's exposure

on   off-exchange-traded  forward  currency   contracts,   should

materially  decrease the  Partnership's credit risk in the  event of Carr's bankruptcy or insolvency.

                DEAN WITTER CORNERSTONE FUND III
           NOTES TO FINANCIAL STATEMENTS (CONCLUDED)




Carr's  parent, Credit Agricole Indosuez, has guaranteed  to  the

Partnership  payment  of  the  net  liquidating  value   of   the

transactions  in  the Partnership's account with Carr  (including foreign currency contracts).



4.   Subsequent Event

The  current  exchange privilege among the Cornerstone  funds  (a

"Series  Exchange") will be terminated effective with  the  April

30,2000 monthly closing. Limited partners will retain the ability to  execute an exchange from a Cornerstone fund into other  funds outside  the Cornerstone Series (a "Non-Series Exchange") subject to  certain  restrictions  set forth in  the  applicable  limited partnership agreements.

Item   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Liquidity - The Partnership deposits its assets with DWR as  non-

clearing  broker and Carr as clearing broker in separate  futures trading  accounts  established for each  Trading  Manager,  which assets  are  used as margin to engage in trading. The assets  are

held   in  either  non-interest-bearing  bank  accounts   or   in

securities  and instruments permitted by the CFTC for  investment

of  customer  segregated  or secured  funds.   The  Partnership's

assets held by the commodity brokers may be used as margin solely for  the  Partnership's  trading.  Since the  Partnership's  sole purpose  is  to  trade in futures, forwards, and options,  it  is expected  that the Partnership will continue to own  such  liquid assets for margin purposes.



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



Capital  Resources - The Partnership does not have, or expect  to

have,   any   capital  assets.   Redemptions  and  exchanges   of

additional  units of limited partnership interest ("Unit(s)")  in the  future  will  affect  the  amount  of  funds  available  for

investments  in futures interests in subsequent periods.   It  is

not possible to estimate the amount and therefore, the impact  of future redemptions of Units.

Results of Operations

General.   The  Partnership's  results  depend  on  its   Trading

Managers  and  the  ability  of  the  Trading  Managers'  trading programs  to  take advantage of price movements or  other  profit

opportunities  in  the futures, forwards, and  options   markets.

The  following presents a summary of the Partnership's operations for  the three months ended March 31, 2000 and 1999, respectively and  a  general discussion of its trading activities during  each

period.   It  is  important to note, however,  that  the  Trading

Managers  trade  in various markets at different times  and  that prior  activity  in a particular market does not mean  that  such market will be actively traded by the Trading Managers or will be profitable in the future. Consequently, the results of operations of  the  Partnership are difficult to discuss other than  in  the context of its Trading Managers' trading activities on behalf  of the  Partnership as a whole and how the Partnership has performed in the past.



For the Quarter Ended March 31, 2000

For  the  quarter ended March 31, 2000, the Partnership  recorded trading  revenues,  including interest income,  of  $361,577  and

posted  a  decrease  in  Net  Asset Value  per  Unit.   The  most

significant  losses of approximately 2.6% were  recorded  in  the global  interest  rate  futures markets from  long  positions  in

Japanese  government bond futures as prices  moved  lower  during

March  on firmer than expected capital investment figures out  of

Japan and fears that the Bank of Japan would scrap its zero-rate policy earlier than expected. Newly established short positions experienced additional losses during the last week of  the  month

as   Japanese  bond  prices  rebounded.   Additional  losses   of

approximately  1.3%  were experienced in the global  stock  index futures  markets  from  long S&P 500 Index futures  positions  as global equity prices reversed lower earlier in January amid fears of  interest  rate hikes in the U.S. and Europe and profit-taking from the previous year.  Additional losses were recorded later in the  month from long positions in these markets as prices resumed their  decline after economic data raised fears that the  Federal

Reserve  would  take action to slow the economy.  In  the  metals markets,  losses  of approximately 1.2% were incurred  from  long aluminum  futures  positions  as  prices  reversed  lower  during

February  on  technical factors.  The Partnership  also  recorded losses  during March from long positions as base metals generally

lost  ground  amid  the softening of oil  prices.   In  the  soft

commodities markets, losses of approximately 0.7% resulted during

March  from  long cotton futures positions as prices  fell  after figures  from the USDA indicated a fall in exports.  Long  coffee futures  positions  also incurred losses in  this  sector  during

January  as  prices declined on forecasts for a  bumper  crop  in

Brazil  during 2000.  Smaller losses of approximately  0.6%  were recorded  in  the  agricultural markets from short  corn  futures positions as prices increased during January after the USDA  made a  surprise  cut  to  1999-2000 ending stocks amid  concerns  for dryness in Brazil and subsequent crop damage. A portion of overall Partnership losses was offset by gains recorded in the currency  markets of approximately 3.4% from short  positions  in the  European common currency as its value weakened to a lifetime low  versus  the  U.S. dollar during January on skepticism  about

Europe's  economic outlook.  The euro finished the quarter  lower relative  to  the U.S. dollar due to expectations  that  interest rates  would  be  held  steady  by  the  European  Central  Bank,

resulting  in  additional gains for short positions.   Additional

gains  of approximately 1.4% were produced in the energy  markets from  long  crude oil futures positions as oil prices powered  to nine  year highs earlier in the quarter on concerns about  future output levels amid dwindling stockpiles and increasing demand and frigid  weather in the Northeastern U.S. Total expenses  for  the three months ended March 31, 2000 were $846,120, resulting  in  a

net  loss  of  $484,543.   The value of  a  Unit  decreased  from

$3,045.43 at December 31, 1999 to $3,001.00 at March 31, 2000.



For the Quarter Ended March 31, 1999

For  the  quarter ended March 31, 1999, the Partnership  recorded total  trading losses, net of interest income, of $1,374,812  and

posted  a  decrease  in  Net  Asset Value  per  Unit.   The  most

significant  losses of approximately 3.6% were  recorded  in  the

global  interest  rate  futures  markets  primarily  from   short

positions in Japanese government bond futures as prices increased during January and February.  During January, Japanese government bond prices moved higher in a "flight-to-quality" due to renewed concerns regarding the Brazilian economy. Prices in this market continued  to  increase during February amid growing  speculation that  a  rise  in Japanese bond yields would result  in  Japanese investors  replacing  international  bonds  with  yen-denominated

debt.   In currencies, losses of approximately 2.3% were incurred

primarily  from long Japanese yen positions as the value  of  the yen,  despite reaching a 27-month high in early January, reversed sharply lower after the Bank of Japan intervened in an effort  to keep  Japanese  exports affordable.  The yen  continued  to  move lower  versus  the  dollar  during late  January  and  throughout

February  on  concerns  regarding the Brazilian  economy,  strong economic data out of the U.S. and following comments by key Tokyo officials  that  Japanese policy makers  were  satisfied  with  a

weaker  yen.   In  metals,  losses  of  approximately  1.2%  were

experienced during the first half of March primarily  from  short aluminum  futures positions as prices increased amid  a  possible drawdown  in  warehouse stocks and reports  of  increased  global

demand.   Smaller losses of approximately 0.9% were  recorded  in

global  stock index futures during mid-March primarily from  long futures  positions in the Financial Times 100  Index  as  British equity  prices  slipped following the Bank of England's  Monetary

Policy Committee decision to keep rates unchanged.  A portion  of the  Partnership's overall losses for the quarter were offset  by gains  of  approximately  1.4% recorded  in  the  energy  markets primarily from long futures positions in crude oil as oil  prices climbed on news that both OPEC and non-OPEC countries had reached an agreement to cut total output beginning April 1, 1999.

Smaller  gains  of  approximately  1.3%  were  recorded  in   the

agricultural  markets primarily from short futures  positions  in soybean  and soybean products as prices declined due to a healthy

South  American crop, fears that Brazil will increase exports  to support  its  economy and a continued decline  in  world  demand.

Total  expenses for the three months ended March  31,  1999  were

$942,240, resulting in a net loss of $2,317,052.  The value of  a

Unit  decreased from $3,266.97 at December 1998 to  $3,077.30  at

March 31, 1999.




Risks  Associated  With  the Euro.  On January  1,  1999,  eleven countries  in  the  European Union established  fixed  conversion rates on their existing sovereign currencies and converted  to  a

common   single  currency  (the  euro).   During   a   three-year

transition  period,  the sovereign currencies  will  continue  to exist  but  only as a fixed denomination of the euro.  Conversion to  the euro prevents the Trading Managers from trading in  those sovereign  currencies and thereby limits their  ability  to  take advantage  of potential market opportunities that might otherwise have  existed  had separate currencies been available  to  trade.

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

Fluctuations  in  related market risk based  upon  these  factors result in frequent changes in the fair value of the Partnership's open positions, and, consequently, in its earnings and cash flow.



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

Partnership's  open  positions  is  directly  reflected  in   the

Partnership's earnings, whether realized or unrealized, and  cash

flow.   Profits  and losses on open positions of  exchange-traded

futures interests are settled daily through variation margin.

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


The Partnership's Value at Risk in Different Market Sectors

The  following  tables  indicate  the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets by primary market risk category as of March 31, 2000 and 1999. At

March  31,  2000 and 1999, the Partnership's total capitalization was approximately $31 million and $37 million, respectively.

     Primary Market             March 31, 2000    March 31, 1999
     Risk Category              Value at Risk      Value at Risk

     Currency                      (1.25)%             (0.47)%

     Interest Rate                 (0.68)              (0.76)

     Equity                        (1.26)              (1.02)

     Commodity                     (0.55)              (0.32)

     Aggregate Value at Risk       (2.31)%             (1.38)%



Aggregate Value at Risk represents the aggregate VaR of  all  the

Partnership's open positions and not the sum of the  VaR  of  the individual Market Categories listed above.  Aggregate VaR will be lower  as  it  takes  into  account correlation  among  different positions and categories.

The  table  above  represents the VaR of the  Partnership's  open positions  at March 31, 2000 and 1999 only and is not necessarily representative  of  either the historic  or  future  risk  of  an investment  in  the  Partnership. Because the Partnership's  only business  is  the speculative trading of futures  interests,  the composition  of  its  trading portfolio can change  significantly over  any given time period, or even within a single trading day.

Any  changes  in  open positions could positively  or  negatively materially impact market risk as measured by VaR.



The table below supplements the quarter-end VaR by presenting the

Partnership's high, low and average VaR, as a percentage of total

Net Assets for the four quarterly reporting periods from April 1,

1999 through March 31, 2000.



Primary Market Risk Category        High      Low      Average

Currency                          (1.95)%   (0.87)%   (1.36)%

Interest Rate                     (1.11)    (0.43)    (0.74)
Equity                            (2.24)    (0.10)    (1.02)

Commodity                         (1.11)    (0.55)    (0.86)

Aggregate Value at Risk           (3.63)%   (1.73)%   (2.41)%


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



The VaR tables above present the results of the Partnership's VaR for  each  of the Partnership's market risk exposures and  on  an aggregate  basis at March 31, 2000 and for the end  of  the  four quarterly reporting periods from April 1, 1999 through March  31,

2000.   Since VaR is based on historical data, VaR should not  be

viewed  as  predictive  of  the  Partnership's  future  financial performance or its ability to manage or monitor risk.  There  can be  no  assurance  that  the Partnership's  actual  losses  on  a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than 1 in 100 trading days.


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

Materiality,  as used throughout this section,  is  based  on  an assessment  of  reasonably  possible  market  movements  and  any

associated   and  potential  losses,  taking  into  account   the

leverage,   optionality   and   multiplier   features   of    the

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



The  following  were the primary trading risk  exposures  of  the

Partnership as of March 31, 2000, by market sector.   It  may  be

anticipated  however,  that  these  market  exposures  will  vary materially over time.



Currency  -  The  primary market exposure in the  Partnership  at

March  31,  2000  was in the currency sector.  The  Partnership's currency  exposure  is  to exchange rate fluctuations,  primarily fluctuations  which disrupt the historical pricing  relationships between  different currencies and currency pairs.  Interest  rate changes  as  well  as  political and general economic  conditions influence these fluctuations.  The Partnership trades in a  large number  of  currencies, including cross-rates -  i.e.,  positions between two currencies other than the U.S. dollar.  For the first quarter  of 2000, the Partnership's major exposures were  in  the

euro   currency  crosses  and  outright  U.S.  dollar  positions.

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



Interest Rate  - The second largest market exposure at March  31,

2000  was  in  the  interest rate complex.  Exposure  was  spread across U.S., German and Japanese interest rate sectors.  Interest rate  movements  directly affect the price of the sovereign  bond futures  positions held by the Partnership and indirectly  affect

the  value  of its stock index and currency positions.   Interest

rate  movements in one country as well as relative interest  rate movements  between countries materially impact the  Partnership's profitability.  The Partnership's primary interest rate  exposure is  generally to interest rate fluctuations in the United  States and the other G-7 countries.  However, the Partnership also takes futures  positions  in the government debt of smaller  nations  -

e.g.  Australia.   Demeter anticipates that  G-7  and  Australian

interest rates will remain the primary interest rate exposure  of

the  Partnership  for  the foreseeable future.   The  changes  in

interest  rates,  which have the most effect on the  Partnership,

are  changes in long-term, as opposed to short-term, rates.  Most of  the speculative futures positions held by the Partnership are

in  medium-  to  long-term  instruments.   Consequently,  even  a

material  change in short-term rates would have little effect  on the  Partnership, were the medium- to long-term rates  to  remain steady.

Equity  -  The primary equity exposure at March 31, 2000  was  to equity  price risk in the G-7 countries.  The stock index futures traded  by  the  Partnership are by law  limited  to  futures  on broadly  based  indices.  As of March 31, 2000, the Partnership's primary  exposures were in the S&P 500 (U.S.), Hang Seng  (China)

and  DAX  (Germany) stock indices.  The Partnership is  primarily exposed to the risk of adverse price trends or static markets  in the  U.S. and European indices.  (Static markets would not  cause major  market  changes  but  would  make  it  difficult  for  the

Partnership  to  avoid  being  "whipsawed"  into  numerous  small losses).



Commodity

Metals - The Partnership's primary metals market exposure  is  to fluctuations  in the price of gold and silver.  Although  certain

Trading Managers will, from time to time, trade base metals  such as aluminum, nickel and copper, the principal market exposures of the  Partnership have consistently been in precious metals,  gold

and  silver.   Exposure was evident in the gold  market  as  gold

prices  were  volatile  during the quarter.  Silver  prices  have remained  volatile  over this period, and  the  Trading  Managers have,  from time to time, taken positions as they have  perceived market  opportunities to develop.  Demeter anticipates that  gold and silver will remain the primary metals market exposure for the

Partnership.

Energy  -   On March 31, 2000, the Partnership's energy  exposure

was  shared  by  futures contracts in the  oil  and  natural  gas

markets.   Price movements in these markets result from political

developments  in  the  Middle East, weather patterns,  and  other

economic  fundamentals.   It  is possible  that  volatility  will

remain  high and that significant profits and losses, which  have been  experienced  in the past, are expected to  continue  to  be experienced in this market.  Natural gas has exhibited volatility in  prices resulting from weather patterns and supply and  demand factors and is expected to continue in this choppy pattern.



Soft  Commodities  and Agriculturals - On  March  31,  2000,  the

Partnership  had a reasonable amount of exposure in  the  markets that  comprise these sectors.  Most of the exposure  was  in  the

wheat,   soybeans   and  cotton  markets.   Supply   and   demand

inequalities,  severe weather disruption and market  expectations affect price movements in these markets.



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership as of March 31, 2000:



Foreign  Currency  Balances - The Partnership's  primary  foreign

currency  balances  are  in Hong Kong  dollars  and  euros.   The

Partnership controls the non-trading risk of these balances by regularly converting these balances back into dollars upon liquidation of the respective position.



Qualitative Disclosures Regarding Means of Managing Risk Exposure

The  Partnership and the Trading Managers separately  attempt  to

manage   the   risk  of  the  Partnership's  open  positions   in

essentially  the  same  manner in all market  categories  traded.

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



Demeter monitors and controls the risk of the Partnership's  non-

trading   instrument,  cash.   Cash  is  the   only   Partnership

investment directed by Demeter, rather than the Trading Managers.

                   PART II.  OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

On  March 3, 2000, the plaintiffs in the New York action filed an appeal of the order dismissing the consolidated complaint.

(Please  refer to Legal Proceedings previously disclosed  in  the

Partnership's Form 10-K for the year ended December 31, 1999  for a more detailed discussion.)


Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Dean  Witter  Cornerstone Fund I ("Cornerstone I"),  Dean  Witter

Cornerstone  Fund  II  ("Cornerstone II"),  and  the  Partnership

collectively  registered 250,000 Units pursuant to a Registration

Statement  on  Form S-1, which became effective on May  31,  1984

(the  "Registration Statement") (SEC File Numbers 2-88587; 88587-

01; 88587-02).  As contemplated in the Registration Statement, an additional  fund,  Dean Witter Cornerstone Fund IV  ("Cornerstone

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



The  offering for Cornerstone III originally commenced on May 31,

1984  and currently continues with 74,405.186 Units sold  through

April 1, 2000. The aggregate price of Units sold through April 1,

1999 was $137,132,762.

For  the  Cornerstone Funds in aggregate, 235,435.933 Units  have been  sold  through  April  1,  2000,  leaving  14,564.067  Units remaining available for sale as of April 1, 2000.



Effective September 30, 1994, Cornerstone II, the Partnership and

Cornerstone IV were closed to new investors; Units have been sold since then solely in "Exchanges" with existing investors, at 100%

of Net Asset Value per Unit.  DWR has been paying all expenses in connection with the offering of Units since September  30,  1994,

without reimbursement.



Effective  April  30, 2000, the current exchange privilege  among the  Cornerstone funds (a "Series Exchange") will be  terminated.

Limited  partners will retain the ability to execute an  exchange from  a Cornerstone fund into other funds outside the Cornerstone

Series  (a "Non-Series Exchange") subject to certain restrictions set forth in the applicable limited partnership agreements.



Item 5.   OTHER INFORMATION

Effective  January 31, 2000, Mark J. Hawley resigned as  Chairman of the Board and a Director of Demeter and Dean Witter Futures  &

Currency  Management Inc. ("DWFCM") and Robert E. Murray replaced him as Chairman of the Board of Demeter and DWFCM.


Demeter  has determined, commencing in May 2000, to transfer  the

Partnership's futures and options clearing from Carr to Morgan

Stanley & Co. Incorporated ("MS & Co."), an affiliate of Demeter,

while  trades  on the London Metal Exchange will  be  cleared  by

Morgan  Stanley  &  Co. International Limited ("MSIL"),  also  an affiliate  of  Demeter.  In addition, MS & Co. and  MSIL,  rather

than   Carr,  will  act  as  the  counterparty  on  all  of   the

Partnership's  foreign  currency  forward  trades.   Dean  Witter

Reynolds  Inc. will continue to act as the non-clearing commodity broker for the Partnership.




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




                              Dean Witter Cornerstone Fund III
                              (Registrant)

                              By:  Demeter Management Corporation
                                   (General Partner)

May 12, 2000                   By:  /s/ Lewis A. Raibley, III
                                   Lewis A. Raibley, III
                                   Director and Chief Financial
                                  Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.