Form 10-Q
period 2000-06-30
WITTER DEAN CORNERSTONE FUND III
filed 2000-08-14
CIK 737000

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2000 or

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

Yes    X       No__________


                DEAN WITTER CORNERSTONE FUND III

             INDEX TO QUARTERLY REPORT ON FORM 10-Q

                         June 30, 2000

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

   Statements of Financial Condition
   June 30, 2000 (Unaudited) and December 31, 1999............2

   Statements of Operations for the Quarters Ended
   June 30, 2000 and 1999 (Unaudited).........................3

   Statements of Operations for the Six Months Ended
   June 30, 2000 and 1999 (Unaudited).........................4

   Statements of Changes in Partners' Capital for the
   Six Months Ended June 30, 2000 and 1999 (Unaudited)........5

   Statements of Cash Flows for the Six Months Ended
   June 30, 2000 and 1999 (Unaudited).........................6

   Notes to Financial Statements (Unaudited)...............7-12

Item 2. Management's Discussion and Analysis of Financial

Condition and Results of Operations.............. 13-22

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk ......................................22-35

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................36-37

Item 5.  Other Information................................37-38

Item 6.  Exhibits and Reports on Form 8-K.................38-39





                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                DEAN WITTER CORNERSTONE FUND III
               STATEMENTS OF FINANCIAL CONDITION
                                       June 30,      December 31,

2000                                   1999                     $
$
                                    (Unaudited)

ASSETS
Equity in futures interests trading accounts:
 Cash                               27,724,650   32,268,788

  Net  unrealized gain (loss) on open contracts (Carr)  (156,406)
1,425,611                                     Net unrealized loss
on open contracts (MSIL)                                (150,164)
-
  Net unrealized loss on open contracts (MS & Co.)       (45,797)
______-___

 Total net unrealized gain (loss) on open contracts     (352,367)
1,425,611

 Net option premiums                 (128,125)        318,281

     Total Trading Equity           27,244,158   34,012,680
Interest  receivable  (DWR)               107,667         116,065
Due                            from                           DWR
2,450                                     -

     Total Assets                  27,354,275    34,128,745

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                   378,500      443,758
 Accrued administrative expenses       139,780      138,661
 Accrued management fees                90,414      112,924

      Total Liabilities                608,694      695,343
Partners' Capital

 Limited Partners (9,847.093 and
 10,836.119 Units, respectively)    26,365,107   33,000,637
 General Partner (142.103 Units)       380,474      432,765

 Total Partners' Capital            26,745,581   33,433,402

 Total Liabilities and Partners' Capital27,354,275  34,128,745

NET ASSET VALUE PER UNIT              2,677.45      3,045.43

           The accompanying notes are an integral part of these financial statements.

                DEAN WITTER CORNERSTONE FUND III
                    STATEMENTS OF OPERATIONS
                           (Unaudited)




                                For the Quarters Ended June 30,

                                        2000        1999
                                          $            $


REVENUES
 Trading profit (loss):
 Realized                         (1,906,624)     221,630
    Net change in unrealized      (1,033,828)    1,503,917
      Total Trading Results       (2,940,452)   1,725,547
 Interest Income (DWR)                339,495      336,329
      Total Revenues              (2,600,957)    2,061,876

EXPENSES

   Brokerage   commissions  (DWR)           395,208       526,252
Management fees                       285,482     375,763
 Transaction fees and costs            24,814      57,173
      Administrative expenses          18,934       18,914
                                  Total    Expenses       724,438
978,102

NET INCOME (LOSS)                 (3,325,395)   1,083,774

NET INCOME (LOSS) ALLOCATION

      Limited   Partners                (3,279,418)     1,070,901
General Partner                      (45,977)      12,873

NET INCOME (LOSS) PER UNIT

      Limited   Partners                   (323.55)         90.59
General Partner                      (323.55)       90.59


          The accompanying notes are an integral part of these financial statements.

                DEAN WITTER CORNERSTONE FUND III
                    STATEMENTS OF OPERATIONS
                           (Unaudited)


                               For the Six Months Ended June 30,

                                       2000           1999
                                          $             $

REVENUES
 Trading profit (loss):
     Realized                            (1,163,554)     (43,305)
Net change in unrealized          (1,777,978)      50,571
      Total Trading Results       (2,941,532)     7,266
 Interest Income (DWR)                702,152    679,798
      Total Revenues              (2,239,380)    687,064

EXPENSES

   Brokerage   commissions   (DWR)            873,542   1,021,107
Management    fees                          611,035       758,974
Transaction fees and costs             48,508   102,935
 Administrative expenses               37,473     37,326
    Total Expenses                  1,570,558  1,920,342
NET LOSS                          (3,809,938) (1,233,278)

NET LOSS ALLOCATION

       Limited    Partners                 (3,757,647)(1,219,197)
General Partner                      (52,291)  (14,081)

NET LOSS PER UNIT

       Limited   Partners                   (367.98)      (99.08)
General Partner                      (367.98)   (99.08)




          The accompanying notes are an integral part of these financial statements.

                DEAN WITTER CORNERSTONE FUND III
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
        For the Six Months Ended June 30, 2000 and 1999
                          (Unaudited)





                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total

Partners' Capital,
   December 31, 1998  12,335.516        $39,835,572      $464,247
$40,299,819

Net  loss                         -     (1,219,197)      (14,081)
(1,233,278)

Redemptions                 (668.567)                 (2,106,947)
-                        (2,106,947)

Partners' Capital,
   June 30, 1999     11,666.949     $36,509,428   $450,166   $36,
959,594





Partners' Capital,
  December 31, 1999      10,978.222$33,000,637$432,765$33,433,402

Net loss                     -    (3,757,647)  (52,291)(3,809,938
)

Redemptions               (989.026)(2,877,883) ____-___(2,877,883
)

Partners' Capital,
  June 30, 2000         9,989.196$26,365,107 $380,474$26,745,581












           The accompanying notes are an integral part of these financial statements.

                DEAN WITTER CORNERSTONE FUND III
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)



                               For the Six Months Ended June 30,

                                       2000           1999
                                          $             $

CASH FLOWS FROM OPERATING ACTIVITIES
    Net   income   (loss)                  (3,809,938)(1,233,278)
Noncash item included in net income (loss):
    Net change in unrealized        1,777,978  (50,571)
 (Increase) decrease in operating assets:
    Net option premiums               446,406     129,175
    Interest receivable (DWR)           8,398      6,341
    Due from DWR                      (2,450)   (106,497)
 Increase (decrease) in operating liabilities:
    Accrued administrative expenses     1,119      37,326
    Accrued management fees          (22,510)     (10,272)

       Net  cash  used  for  operating  activities    (1,600,997)
(1,227,776)

CASH FLOWS FROM FINANCING ACTIVITIES

      Increase  (decrease)  in  redemptions  payable     (65,258)
258,680
Redemptions of Units              (2,877,883)  (2,106,947)

  Net  cash  used  for  financing  activities    (2,943,141)   (1
,848,267)

 Net decrease in cash             (4,544,138) (3,076,043)
 Balance at beginning of period    32,268,788  38,504,975
 Balance at end of period          27,724,650   35,428,932








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



The   general   partner   is   Demeter   Management   Corporation

("Demeter").  The non-clearing commodity broker  is  Dean  Witter

Reynolds Inc. ("DWR").  Morgan Stanley & Co., Inc. ("MS  &  Co.")

and  Morgan Stanley & Co. International Limited ("MSIL")  provide clearing and execution services.  Prior to May 2000, Carr Futures

Inc. provided clearing and execution services.  Demeter, DWR, MS

                DEAN WITTER CORNERSTONE FUND III
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)

&  Co.  and MSIL are wholly-owned subsidiaries of Morgan  Stanley

Dean Witter & Co.   The  trading managers to the Partnership  are

Welton  Investment  Corporation ("Welton")  and  Sunrise  Capital

Management   Inc.   ("Sunrise"),  (collectively,   the   "Trading

Managers").



2. Related Party Transactions

The Partnership's cash is on deposit with DWR, MS & Co., and MSIL in futures interests trading accounts to meet margin requirements as  needed. DWR pays interest on these funds based on current 13-

week  U.S.  Treasury bill rates.  The Partnership pays  brokerage commissions to DWR.



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



The net unrealized gain (loss) on open contracts is reported as a component  of  "Equity in futures interests trading accounts"  on the  statements of financial condition and totaled $(352,367) and

$1,425,611 at June 30, 2000 and December 31, 1999, respectively.

                DEAN WITTER CORNERSTONE FUND III
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Of the $352,367 net unrealized loss on open contracts at June 30,

2000,  $117,581 related to exchange-traded futures  and  futures-

styled  option  contracts and $234,786 related  to  off-exchange-

traded forward currency contracts.



The  entire  $1,425,611 net unrealized gain on open contracts  at

December 31, 1999 related to exchange-traded futures and futures-

styled option contracts.



Exchange-traded futures and futures-styled options contracts held by  the Partnership at June 30, 2000 and December 31, 1999 mature through  March  2001  and  May 2000, respectively.  Off-exchange-

traded forward currency contracts held by the Partnership at June

30, 2000 mature through September 2000.



The Partnership has credit risk associated with counterparty non-

performance.  The credit risk associated with the instruments  in which  the  Partnership  is involved is limited  to  the  amounts reflected in the Partnership's statements of financial condition.



The  Partnership also has credit risk because DWR, MS & Co.,  and

MSIL   act   as   the   futures  commission  merchants   or   the

counterparties, with respect to most of the Partnership's assets.

                DEAN WITTER CORNERSTONE FUND III
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Exchange-traded futures and futures-styled options contracts  are marked  to  market  on  a daily basis, with variations  in  value settled  on  a  daily basis. DWR, MS & Co., and MSIL  each  as  a futures commission merchant for all of the Partnership's exchange-

traded   futures   and  futures-styled  options  contracts,   are

required,  pursuant  to  regulations  of  the  Commodity  Futures

Trading  Commission ("CFTC"), to segregate from their own assets,

and  for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-

styled  options contracts, including an amount equal to  the  net unrealized  gain  (loss) on all open futures  and  futures-styled

options   contracts,  which  funds,  in  the  aggregate,  totaled

$27,607,069  and  $33,694,399 at June 30, 2000 and  December  31,

1999,  respectively.  With  respect  to  the  Partnership's  off-

exchange-traded forward currency contracts, there  are  no  daily settlements  of variations in value nor is there any  requirement that  an  amount equal to the net unrealized gain (loss) on  open forward  contracts  be segregated.  With respect  to  those  off-

exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all  of such  contracts,  to  perform.  The  Partnership  has  a  netting agreement  with MS & Co.  This agreement, which seeks  to  reduce both the Partnership's and

                DEAN WITTER CORNERSTONE FUND III
           NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


MS  &  Co.'s  exposure  on off-exchange-traded  forward  currency contracts, should materially  decrease the  Partnership's  credit risk in the event of MS & Co.'s bankruptcy or insolvency.

Item   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Liquidity - The Partnership deposits its assets with DWR as  non-

clearing  broker  and  MS & Co. and MSIL as clearing  brokers  in separate  futures trading accounts established for  each  Trading

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



Capital  Resources - The Partnership does not have, or expect  to have,  any  capital assets.  Redemptions of additional  units  of limited  partnership  interest ("Unit(s)")  in  the  future  will affect  the  amount of funds available for investment in  futures interests in subsequent periods.  It is not possible to  estimate the  amount  and  therefore, the impact of future redemptions  of

Units.

Results of Operations

General.   The  Partnership's  results  depend  on  its   Trading

Managers  and  the  ability  of  the  Trading  Managers'  trading programs  to  take advantage of price movements or  other  profit

opportunities  in  the futures, forwards, and  options   markets.

The  following presents a summary of the Partnership's operations for  the  quarter and six months ended June 30,  2000  and  1999,

respectively, and a general discussion of its trading  activities during  each period.  It is important to note, however, that  the

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



For the Quarter and Six Months Ended June 30, 2000

For  the  quarter  ended June 30, 2000, the Partnership  recorded total  trading  losses net of interest income of  $2,600,957  and

posted  a  decrease  in  Net  Asset Value  per  Unit.   The  most

significant  losses of approximately 4.6% were  recorded  in  the currency  markets primarily from short positions in the  Japanese yen  as  the value of the yen strengthened versus the U.S. dollar during May and early June amid positive economic data out of

Japan and the perception that interest rates in the U.S. may have

topped  out.   Additional  losses  of  approximately  4.1%   were

experienced  in the global stock index futures markets  primarily from  long  S&P  500 Index futures positions as  domestic  equity prices declined sharply during April due to an unexpected jump in the  Consumer  Price  Index,  fears  of  inflation  and  concerns regarding  interest rate increases.  In the global interest  rate futures  markets,  losses  of approximately  2.1%  were  incurred primarily from long U.S. interest rate futures positions a prices declined  during  April  amid fears  of  higher  interest  rates.

During  June, newly established short U.S. interest rate  futures positions incurred additional losses as prices moved higher  amid signs  that U.S. economic growth has slowed and fading  prospects of additional interest rate hikes by the Federal Reserve.  Losses were also recorded in this market complex from long positions  in

German  bund futures as European bond prices moved lower  due  to the  weakness  in U.S. bonds and the sharp decline  in  the  euro

during  April.   In  the metals markets, losses of  approximately

1.5%   were  incurred  primarily  from  short  aluminum   futures

positions  during  June  as  prices reversed  sharply  higher  on institutional buying and fears that U.S. capacity  could  be  hit further by power shortages.  Losses were also experienced in  the agricultural  markets of approximately 0.4% primarily  from  long soybean futures positions as prices moved lower during April  and

May due to heavy rain in the U.S. soy growing regions. A portion of overall Partnership losses was offset by gains recorded in the energy  markets of approximately 2.6% primarily from long natural gas  futures positions as prices moved to four-year highs  during

May  amid  supply  woes.  Additional gains of approximately  0.4%

were  recorded in the soft commodities markets from short  coffee futures positions as prices declined on technical factors  during

April.   Long  sugar  futures positions were also  profitable  as

prices  trended to 22-month highs later in the quarter on reports of lower plantings and speculation that the world's surplus could shrink.  Total expenses for the three months ended June 30,  2000 were  $724,438, resulting in a net loss of $3,325,395.  The value of a Unit decreased from $3,001.00 at March 31, 2000 to $2,677.45 at June 30, 2000.



For  the six months ended June 30, 2000, the Partnership recorded total  trading  losses net of interest income of  $2,239,380  and

posted  a  decrease  in  Net  Asset Value  per  Unit.   The  most

significant  losses of approximately 5.0% were  recorded  in  the global  stock index futures markets primarily from long  S&P  500

Index futures positions as global equity prices reversed lower in

January amid fears of interest rate hikes in the U.S. and  Europe and profit-taking from the previous year.  Additional losses were incurred  from long S&P 500 Index futures positions  as  domestic equity  prices declined sharply during April due to an unexpected jump in the Consumer Price Index, fears of inflation and concerns regarding interest rate increases. Additional losses of approximately 4.6% were recorded in the global interest rate futures  markets primarily from long U.S. interest  rate  futures positions  as prices declined during April amid fears  of  higher

interest  rates.   During  June,  newly  established  short  U.S.

interest  rate futures positions incurred losses as prices  moved higher amid signs that U.S. economic growth has slowed and fading prospects  of  additional  interest rate  hikes  by  the  Federal

Reserve.   Losses were also recorded in this market complex  from

long  positions  in German bund futures as European  bond  prices moved  lower  due  to the weakness in U.S. bonds  and  the  sharp decline in the euro during April.  In the metals markets,  losses of  approximately  2.5%  resulted primarily  from  long  aluminum futures  positions  as prices reversed lower during  February  on technical factors.  Short aluminum futures positions resulted  in

losses   during  June  as  prices  reversed  sharply  higher   on

institutional buying and fears that U.S. capacity  could  be  hit further  by power shortages.  In the currency markets, losses  of approximately  0.9% were incurred primarily from  short  Japanese yen  positions  as the yen's value strengthened versus  the  U.S.

dollar  during May amid positive economic data out of  Japan  and during  the  first half of June on the perception  that  interest

rates  in  the  U.S.  may have topped out.   Additional  currency

losses  resulted from long British pound positions as the pound's value  weakened versus the U.S. dollar on interest rate increases

by  the  European Central Bank and U.S. Federal  Reserve.   These

losses were
partially  offset by gains recorded from short euro positions  as its  value  weakened  versus the U.S. dollar  during  January  on skepticism  about Europe's economic outlook, followed by  notable weakness  during March and April on the European  Central  Bank's

passive   stance  towards  its  currency.   Smaller   losses   of

approximately 0.8% were recorded in the agricultural markets from short  corn futures positions as prices increased during  January after  the  USDA made a surprise cut to 1999-2000  ending  stocks amid  concerns for dryness in Brazil and subsequent crop  damage.

A  portion  of  overall Partnership losses was  offset  by  gains recorded  in  the energy markets of approximately 3.8%  primarily from  long  crude oil futures positions as oil prices powered  to nine-year  highs  on  concerns about future  output  levels  amid dwindling stockpiles and increasing demand and frigid weather  in the  Northeastern  U.S.  Additional gains of  approximately  0.4%

were  recorded  in the soft commodities markets primarily  during

June from long positions in sugar futures as sugar prices trended to  22-month highs due to strong demand and declining  production from  Brazil.  Total expenses for the six months ended  June  30,

2000 were $1,570,558, resulting in a net loss of $3,809,938.  The value of a Unit decreased from $3,045.43 at December 31, 1999  to

$2,677.45 at June 30, 2000.



For the Quarter and Six Months Ended June 30, 1999

For  the  quarter  ended June 30, 1999, the Partnership  recorded total trading revenues including interest income of $2,061,876 and posted an increase in Net Asset Value per Unit. The most significant gains of approximately 1.6% were recorded  in  global stock  index  futures primarily from long positions  in  S&P  500

Index  futures  as  domestic equity prices  moved  higher  during

April,  following  an interest rate cut by the  European  Central

Bank, and during late June after the Federal Reserve said it  was shifting  to a neutral bias following an increase in the  Federal

Funds  rate  on June 30.  Additional gains of approximately  1.4%

were  recorded  in  the  global  interest  rate  futures  markets primarily  during  May  and June from  short  positions  in  U.S.

interest  rate  futures  as  domestic  bond  prices  declined  in anticipation of an interest rate increase by the Federal  Reserve late  in  the quarter.  In the agricultural markets,  profits  of approximately  0.4%  were recorded primarily from  short  futures positions in soybeans and soybean oil as prices in these  markets fell during May and June due to favorable planting forecasts  and

bearish  supply-demand  and production data.   These  gains  were

partially  offset  by losses recorded in metals of  approximately

1.5%  incurred primarily from long positions in most base  metals as  prices fell significantly during late May amid large  supply,

low  demand and as the possibility of production cuts in the near future  seemed  unlikely.  Smaller losses of  approximately  0.5%

were  recorded in the energy markets primarily during  June  from long  positions in natural gas futures as prices moved lower  due to higher-than-expected storage levels. Total expenses for the three months ended June 30, 1999 were $978,102, resulting in net

income  of  $1,083,774.   The value  of  a  Unit  increased  from

$3,077.30 at March 31, 1999 to $3,167.89 at June 30, 1999.



For  the six months ended June 30, 1999, the Partnership recorded total trading revenues including interest income of $687,064 and,

after  expenses, posted a decrease in Net Asset Value  per  Unit.

The  most  significant net trading losses of  approximately  2.8%

were  recorded  from short positions in Japanese government  bond

futures as prices increased during January and February.   During

January,  Japanese  government bond  prices  moved  higher  in  a

"flight-to-quality"  due  to  renewed  concerns   regarding   the

Brazilian  economy. Prices in this market continued  to  increase during  February amid growing speculation that a rise in Japanese

bond   yields  would  result  in  Japanese  investors   replacing

international bonds with yen-denominated debt. In metals,  losses of  approximately 2.6% were incurred primarily  during  May  from long  positions  in  most  base metals as  prices  declined  amid

abundant  supplies,  weak  demand  and  as  the  possibility   of

production  cuts  in  the near future seemed  unlikely.   Smaller

losses  from  long British pound positions, as the value  of  the pound  weakened versus the U.S. dollar during May due to fear  of an  interest  rate cut by the Bank of England, more  than  offset gains  from  short positions in the Swiss franc and the  European common  currency, the euro, as their values weakened  versus  the dollar  throughout the first half of the year.  A portion of  the overall Partnership losses for the first six months of 1999 was offset by gains recorded in the agricultural markets of  approximately 1.1% primarily from short futures positions  in soybeans  and soybean oil as prices declined during  January  and

February,  and again during May and June, due to a healthy  South

American crop, fears that Brazil will increase exports to support its  economy and a continued decline in world demand.  Additional gains  of approximately 1.0% were recorded in the energy  markets primarily from long futures positions in crude oil as oil  prices climbed during the first quarter on news that both OPEC and  non-

OPEC  countries  had  reached an agreement to  cut  total  output beginning  April 1st.  Oil prices received an added boost  during the  second  quarter  as prices reached a 19-month  high  due  to declining inventory levels and increasing demand.  Total expenses for the six months ended June 30, 1999 were $1,920,342, resulting in  a net loss of $1,233,278.  The value of a Unit decreased from

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


The Partnership's Value at Risk in Different Market Sectors

The  following  tables  indicate  the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net Assets by primary market risk category as of June 30, 2000 and 1999. At

June  30,  2000  and 1999, the Partnership's total capitalization was approximately $27 million and $37 million, respectively.

     Primary Market           June 30, 2000       June 30, 1999
     Risk Category            Value at Risk       Value at Risk

     Equity                        (0.34)%             (2.24)%

     Interest Rate                 (1.12)              (1.11)

     Currency                      (0.53)              (1.95)

     Commodity                     (1.65)              (1.01)

     Aggregate Value at Risk       (1.94)%             (3.63)%



Aggregate Value at Risk represents the aggregate VaR of  all  the

Partnership's open positions and not the sum of the  VaR  of  the individual Market Categories listed above.  Aggregate VaR will be lower  as  it  takes  into  account correlation  among  different positions and categories.



The  table  above  represents the VaR of the  Partnership's  open positions  at June 30, 2000 and 1999 only and is not  necessarily representative  of  either the historic  or  future  risk  of  an investment  in  the  Partnership. Because the Partnership's  only business  is  the speculative trading of futures  interests,  the composition  of  its  trading portfolio can change  significantly over  any given time period, or even within a single trading day.

Any  changes  in  open positions could positively  or  negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the

Partnership's high, low and average VaR, as a percentage of total

Net Assets for the four quarterly reporting periods from July  1,

1999 through June 30, 2000.



Primary Market Risk Category        High      Low      Average

Equity                            (2.24)%   (0.34)%    (1.08)%
Interest Rate                     (1.12)    (0.43)      (0.83)
Currency                          (1.95)    (0.53)      (1.27)

Commodity                         (1.65)    (0.55)      (1.00)

Aggregate Value at Risk           (3.63)%   (1.94)%     (2.47)%


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



The VaR tables above present the results of the Partnership's VaR for  each  of the Partnership's market risk exposures and  on  an aggregate  basis  at June 30, 2000 and for the end  of  the  four quarterly  reporting periods from July 1, 1999 through  June  30,

2000.   Since VaR is based on historical data, VaR should not  be

viewed  as  predictive  of  the  Partnership's  future  financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than 1 in 100 trading days.


Non-Trading Risk

The  Partnership has non-trading market risk on its foreign  cash balances  not needed for margin.  These balances and  any  market risk  they  may represent are immaterial.  At June 30,  2000  the

Partnership's cash balance at DWR was approximately  90%  of  its total  Net  Asset Value.  A decline in short-term interest  rates will  result  in  a decline in the Partnership's cash  management income. This cash flow risk is not considered material.



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


The  following  were the primary trading risk  exposures  of  the

Partnership  as of June 30, 2000, by market sector.   It  may  be

anticipated  however,  that  these  market  exposures  will  vary materially over time.



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

(U.S.),  Hang Seng (China) and NASDAQ (U.S.) stock indices.   The

Partnership  is  primarily exposed to the risk of  adverse  price trends  or  static  markets  in the U.S.  and  European  indices.

Static  markets  would not cause major market changes  but  would make  it difficult for the Partnership to avoid being "whipsawed"

into numerous small losses.



Interest  Rate. The second largest market exposure  at  June  30,

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

Partnership  trades  in  a large number of currencies,  including cross-rates - i.e., positions between two currencies  other  than

the   U.S.   dollar.   For  the  second  quarter  of  2000,   the

Partnership's  major exposures were in the euro currency  crosses and  outright U.S. dollar positions.  Outright positions  consist of  the U.S. dollar vs. other currencies.  These other currencies

include  the  major  and  minor  currencies.   Demeter  does  not

anticipate  that  the risk profile of the Partnership's  currency

sector  will  change significantly in the future.   The  currency

trading VaR figure includes foreign margin amounts converted into

U.S.  dollars  with  an  incremental adjustment  to  reflect  the exchange  rate  risk inherent to the dollar-based Partnership  in expressing VaR in a functional currency other than dollars.

Commodity.

Energy.   On June 30, 2000, the Partnership's energy exposure was

shared  primarily  by  futures contracts in  the  crude  oil  and natural  gas  markets.  Price movements in these  markets  result from political developments in the Middle East, weather patterns,

and  other economic fundamentals.  It is possible that volatility will  remain  high.  Significant profits and losses,  which  have been  experienced  in the past, are expected to  continue  to  be experienced in this market.  Natural gas has exhibited volatility in  prices resulting from weather patterns and supply and  demand factors and may continue in this choppy pattern.



Metals.   The Partnership's primary metals market exposure is  to

fluctuations  in the price of gold and silver.  Although  certain

Trading Managers will from time to time trade base metals such as aluminum  and  copper,  the principal  market  exposures  of  the

Partnership have consistently been in precious metals,  gold  and

silver.   Exposure was evident in the gold market as gold  prices

were  volatile  during the quarter.  Silver prices have  remained volatile  over this period, and the Trading Managers  have,  from time  to time, taken positions as market opportunities developed.

Demeter  anticipates that gold and silver will remain the primary metals market exposure for the Partnership.

Soft  Commodities  and  Agriculturals.  On  June  30,  2000,  the

Partnership  had exposure in the corn, wheat and  sugar  markets.

Supply  and  demand inequalities, severe weather  disruption  and market expectations affect price movements in these markets.



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership as of June 30, 2000:



Foreign  Currency  Balances.  The Partnership's  primary  foreign currency  balances  at June 30, 2000 were in British  pounds  and

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

                   PART II.  OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

The  following supplements Legal Proceedings previously disclosed in  the  Partnership's Form 10-Q for the quarter ended March  31,

2000 and Form 10-K for the year ended December 31, 1999:



On  October  25,  1996,  the Market Surveillance  Committee  (the

"Committee")  of  the National Association of Securities  Dealers

("NASD")  filed  a formal complaint against MS &  Co.  and  seven current  and former traders, alleging violations of certain  NASD rules  relating  to manipulative and deceptive practices,  locked

and  crossed  markets, and failure to supervise.   Hearings  were

held  in  June  and July 1997.  On April 13, 1998  the  Committee

ruled  that  MS  &  Co.  and the seven  traders  had  engaged  in manipulative  and  deceptive practices and improperly  locked  or crossed  markets, but not that MS & Co. had failed  to  supervise its  traders.  The Committee levied a fine of $1,000,000 on MS  &

Co.,  a  fine of $100,000 and a 90-day suspension on one  of  its former  traders, and fines of $25,000 and 30-day  suspensions  on each of the remaining current and former traders.  On January 18,

2000  the National Adjudicatory Council, which heard the  appeal,

issued a ruling which upheld the Committee's April 1998 decision,

however,  the  National Adjudicatory Council reduced  the  firm's fine  to  $495,000,  reversed all previously imposed  suspensions against the traders,
reduced  the fine for each of six traders to $2,500 and dismissed all charges against the seventh trader.



On  January  11,  1999,  the Securities and  Exchange  Commission

brought an action against 28 NASDAQ market makers, including MS &

Co.,  and  51 individuals, including one current and  one  former trader  employed  by MS & Co., for certain conduct  during  1994.

The  core  of  the charges against MS & Co. concerns improper  or undisclosed  coordination  of price  quotes  with  other  broker-

dealers  and  related  reporting, recordkeeping  and  supervisory deficiencies  in violation of Sections 15(b)(4)(E), 15(c)(1)  and

(2)  and  17(a) of the Securities Exchange Act and Rules  15c1-2,

15c2-7  and  17a-3 promulgated thereunder.  Without admitting  or denying  the charges, MS & Co. consented to the entry of a  cease and  desist  order  and  to the payment of  a  civil  penalty  of

$350,000,  disgorgement of $4,170 and to submit  certain  of  its procedures to an independent consultant for review.  In addition,

one  current and one former trader employed by MS & Co.  accepted suspensions  of less than two months each and were fined  $25,000 and $30,000 respectively.



Item 5.   OTHER INFORMATION

Effective July 1, 2000, Lewis A. Raibley, III resigned  as  Chief

Financial  Officer  and  a Director of Demeter  and  Dean  Witter

Futures  Currency  Management  Inc.   Effective  July  10,  2000,

Raymond

E. Koch replaced Lewis A. Raibley, III as Chief Financial Officer of Demeter.



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)                                               Exhibits

     3.01 Limited Partnership Agreement of the Partnership, dated as of December 7,
     1983,  as  amended as of May 11,  1984 is  incorporated
     by  reference to Exhibit 3.01 to   Partnership's Annual
     Report  on  Form 10-K for the       fiscal  year  ended
     September 30, 1984 (File No. 0-      13299).

     10.01                                                  Management
     Agreement among the Partnership, Demeter    and Sunrise Capital Management
     Inc. formerly Sunrise   Commodities Inc. dated as of November 15, 1983 is
     incorporated by reference to Exhibit 10.03 to the      Partnership's
     Annual Report on Form 10-K for the       fiscal year ended September 30,
     1984 (File No. 0-      13299).

10.02  Management Agreement among the Partnership, Demeter   and Welton
 Investment Systems Corporation d
      ated as of July 1, 1996 is incorporated by reference to Exhibit 10.02 to the Partnership's Annual Report on From 10-K for the fiscal year ended December 31, 1997 (File No. 0-13299).

      10.04                                                 Dean Witter
      Cornerstone Funds Exchange Agreement,     dated as of May 31, 1984 is
      incorporated by reference to Exhibit 10.06 to the Partnership's Annual Report on Form 10-K for the fiscal year ended September 30, 1984 (File No. 0-13299).

     10.05                                                  Amended and
     Restated Customer Agreement, dated as of   December 1, 1997,     between
     the Partnership and Dean     Witter Reynolds Inc. is incorporated by
     reference to   Exhibit 10.05 to the Partnership's Annual Report on    Form
     10-K for the fiscal year ended December 31, 1998  (File No. 0-13299).

10.06                 Customer Agreement, dated as of December 1, 1997,
  among the
      Partnership,  Carr Futures, Inc.  and  Dean     Witter
      Reynolds   Inc.  is  incorporated  by   reference   to
      Exhibit  10.06 to the Partnership's Annual  Report  on
      Form          10-K for the fiscal year ended December 31, 1998
 (File No. 0-13299).

10.07 International Foreign Exchange Master Agreement, dated as of August 1, 1997, between the Partnership and Carr Futures, Inc. is incorporated by reference to Exhibit
    10.07 to the Partnership's Annual Report on Form 10-K
                                        for the fiscal year
     ended December 31, 1998 (File  No.  0-13299).

10.08   Customer Agreement, dated as of May 1, 2000  between
      Morgan Stanley & Co. Incorporated, the Partnership and Dean Witter Reynolds Inc. is filed herewith.

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




                              Dean Witter Cornerstone Fund III
                              (Registrant)

                              By:  Demeter Management Corporation
                                   (General Partner)

August 14, 2000               By:/s/Raymond E. Koch         _____
                                    Raymond E. Koch
                                     Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.