Form 10-Q
period 2000-09-30
WITTER DEAN CORNERSTONE FUND III
filed 2000-11-14
CIK 737000

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2000 or

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

                       September 30, 2000

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

   Statements of Financial Condition
   September 30, 2000 (Unaudited) and December 31, 1999.......2

   Statements of Operations for the Quarters Ended
   September 30, 2000 and 1999 (Unaudited)....................3

   Statements of Operations for the Nine Months Ended
   September 30, 2000 and 1999 (Unaudited)....................4

   Statements of Changes in Partners' Capital for the Nine Months Ended September 30, 2000 and 1999 (Unaudited)..5

   Statements of Cash Flows for the Nine Months Ended
   September 30, 2000 and 1999 (Unaudited)....................6

   Notes to Financial Statements (Unaudited)...............7-12

Item 2. Management's Discussion and Analysis of Financial

Condition and Results of Operations.............. 13-21

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk ......................................22-34

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...................................35

Item 5.  Other Information...................................35

Item 6.  Exhibits and Reports on Form 8-K.................35-36



                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                DEAN WITTER CORNERSTONE FUND III
               STATEMENTS OF FINANCIAL CONDITION
                                      September 30,      December
31,

2000                                  1999                      $
$
                                    (Unaudited)

ASSETS
Equity in futures interests trading accounts:
 Cash                               26,584,379   32,268,788

   Net   unrealized   loss   on  open  contracts   (MS   &   Co.)
(737,149)                                  -
    Net    unrealized    loss    on   open    contracts    (MSIL)
(145,466)                                  -
    Net    unrealized    gain    on   open    contracts    (Carr)
-                                                1,425,611

  Total  net unrealized gain (loss) on open contracts   (882,615)
1,425,611

 Net option premiums                  (96,564)        318,281

     Total Trading Equity           25,605,200   34,012,680

Interest  receivable  (DWR)    108,322                    116,065
Due                            from                           DWR
17,345                                    -

     Total Assets                  25,730,867    34,128,745

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                   423,823      443,758
 Accrued administrative expenses       156,464      138,661
 Accrued management fees                84,965      112,924

      Total Liabilities                665,252      695,343

Partners' Capital

 Limited Partners (9,463.180 and
    10,836.119 Units, respectively) 24,694,788   33,000,637
 General Partner (142.103 Units)       370,827      432,765

 Total Partners' Capital            25,065,615   33,433,402

  Total  Liabilities and Partners' Capital     25,730,867   34,12
8,745

NET ASSET VALUE PER UNIT              2,609.57      3,045.43

          The accompanying notes are an integral part of these financial statements.

                DEAN WITTER CORNERSTONE FUND III
                    STATEMENTS OF OPERATIONS
                           (Unaudited)




                              For the Quarters Ended September 30,

                                        2000        1999
                                          $            $


REVENUES
 Trading profit (loss):
                                                         Realized
167,925                                         (140,237)
    Net change in unrealized        (530,248)   (1,169,348)
      Total Trading Results         (362,323) (1,309,585)
 Interest Income (DWR)                324,000        344,598
      Total Revenues                 (38,323)      (964,987)

EXPENSES

   Brokerage   commissions  (DWR)           331,052       556,565
Management fees                       261,428     351,219
 Transaction fees and costs            17,711      41,564
      Administrative expenses          16,684       20,836
                                  Total    Expenses       626,875
970,184

NET LOSS                            (665,198)  (1,935,171)

NET LOSS ALLOCATION

      Limited   Partners                  (655,551)   (1,911,525)
General Partner                       (9,647)    (23,646)

NET LOSS PER UNIT

      Limited   Partners                    (67.88)      (166.41)
General Partner                       (67.88)    (166.41)


          The accompanying notes are an integral part of these financial statements.

                DEAN WITTER CORNERSTONE FUND III
                    STATEMENTS OF OPERATIONS
                           (Unaudited)


                            For the Nine Months Ended September 30,

                                       2000           1999
                                          $             $

REVENUES
 Trading profit (loss):
     Realized                              (995,629)    (183,542)
Net change in unrealized          (2,308,226)   (1,118,777)
      Total Trading Results       (3,303,855)(1,302,319)
 Interest Income (DWR)   1,026,152                 1,024,396
      Total Revenues              (2,277,703)      (277,923)

EXPENSES

   Brokerage   commissions   (DWR)          1,204,594   1,577,672
Management    fees                          872,463     1,110,193
Transaction fees and costs             66,219   144,499
 Administrative expenses               54,157         58,162
    Total Expenses                  2,197,433  2,890,526
NET LOSS                          (4,475,136) (3,168,449)

NET LOSS ALLOCATION

       Limited    Partners                 (4,413,198)(3,130,722)
General Partner                      (61,938)  (37,727)

NET LOSS PER UNIT

       Limited    Partners                   (435.86)    (265.49)
General Partner                      (435.86)  (265.49)





          The accompanying notes are an integral part of these financial statements.

                DEAN WITTER CORNERSTONE FUND III
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
     For the Nine Months Ended September 30, 2000 and 1999
                          (Unaudited)





                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total

Partners' Capital,
   December 31, 1998  12,335.516        $39,835,572      $464,247
$40,299,819

Net  loss                         -     (3,130,722)      (37,727)
(3,168,449)

Redemptions                 (919.994)                 (2,867,882)
-                        (2,867,882)

Partners' Capital,
  September 30, 1999     11,415.522     $33,836,968   $426,520    $34,263,488





Partners' Capital,
  December 31, 1999      10,978.222$33,000,637$432,765$33,433,402

Net   loss                       -                    (4,413,198)
(61,938)                (4,475,136)

Redemptions
(1,372.939)         (3,892,651)                -         (3,892,6
51)

Partners' Capital,
   September  30,  2000     9,605.283     $24,694,788    $370,827
$25,065,615










           The accompanying notes are an integral part of these financial statements.

                DEAN WITTER CORNERSTONE FUND III
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)



                            For the Nine Months Ended September 30,

                                       2000           1999
                                          $             $

CASH FLOWS FROM OPERATING ACTIVITIES
    Net    loss                            (4,475,136)(3,168,449)
Noncash item included in net loss:
    Net change in unrealized        2,308,226 1,118,777
 (Increase) decrease in operating assets:
    Net option premiums               414,845      89,122
    Interest receivable (DWR)           7,743      7,513
    Due from DWR                     (17,345)       3,849
 Increase (decrease) in operating liabilities:
    Accrued administrative expenses    17,803      58,162
    Accrued management fees          (27,959)     (19,930)

        Net  cash  used  for  operating  activities   (1,771,823)
(1,910,956)

CASH FLOWS FROM FINANCING ACTIVITIES

      Increase  (decrease)  in  redemptions  payable     (19,935)
57,467
Redemptions of Units              (3,892,651)  (2,867,882)

  Net  cash  used  for  financing  activities    (3,912,586)   (2
,810,415)

 Net decrease in cash             (5,684,409) (4,721,371)
 Balance at beginning of period    32,268,788  38,504,975
 Balance at end of period          26,584,379   33,783,604







          The accompanying notes are an integral part of these financial statements.

                DEAN WITTER CORNERSTONE FUND III

                  NOTES TO FINANCIAL STATEMENTS

                           (Unaudited)



The  unaudited financial statements contained herein include,  in the  opinion of management, all adjustments necessary for a  fair presentation of the results of operations and financial condition

of  Dean  Witter  Cornerstone Fund III (the "Partnership").   The

financial statements and condensed notes herein should be read in conjunction  with  the  Partnership's December  31,  1999  Annual

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



The   general   partner   is   Demeter   Management   Corporation

("Demeter").  The non-clearing commodity broker  is  Dean  Witter

Reynolds Inc. ("DWR").  Morgan Stanley & Co., Inc. ("MS  &  Co.")

and  Morgan Stanley & Co. International Limited ("MSIL")  provide clearing and execution services.  Demeter, DWR, MS & Co. and MSIL

                DEAN WITTER CORNERSTONE FUND III
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)



are wholly-owned subsidiaries of Morgan Stanley Dean Witter & Co.

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

2000,  as  amended by SFAS No. 137. The Partnership  adopted  the provisions  of SFAS No. 133 beginning with the fiscal year  ended

December  31,  1998.  SFAS No. 133 superceded SFAS Nos.  119  and

105,  which  required  the disclosure of average  aggregate  fair values  and contract/notional values, respectively, of derivative financial  instruments for an entity that carries its  assets  at fair  value.  SFAS No. 133 was further amended by SFAS  No.  138,

which  clarifies issues surrounding interest rate  risk,  foreign currency  denominations,  normal  purchases  and  sales  and  net hedging.  The application of SFAS No. 133, as amended by SFAS No.

137,  did  not  have  a significant effect on  the  Partnership's financial  statements, nor will the application of the provisions of  SFAS  No.  138 have a significant effect on the Partnership's financial statements.



SFAS  No.  133 defines a derivative as a financial instrument  or

other   contract   that   has  all   three   of   the   following

characteristics:

                DEAN WITTER CORNERSTONE FUND III
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)


  1)    One  or  more  underlying  notional  amounts  or  payment

     provisions;

2) Requires no initial net investment or a smaller initial net investment than would be required relative to changes in market factors;
3)   Terms require or permit net settlement.


Generally derivatives include futures, forwards, swaps or  option

contracts,   or   other   financial  instruments   with   similar

characteristics such as caps, floors and collars.



The  net unrealized gains (losses) on open contracts are reported as  a component of "Equity in futures interests trading accounts"

on  the  statements of financial condition and totaled ($882,615)

and  $1,425,611  at  September 30, 2000 and  December  31,  1999,

respectively.



Of  the  $882,615  net  unrealized  loss  on  open  contracts  at

September  30, 2000, $637,473 related to exchange-traded  futures and  futures-styled option contracts and $245,142 related to off-

exchange-traded forward currency contracts.



The entire $1,425,611 net unrealized gain on open contracts at

                DEAN WITTER CORNERSTONE FUND III
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)




December 31, 1999 related to exchange-traded futures and futures-

styled option contracts.



Exchange-traded futures and futures-styled options contracts held by  the  Partnership at September 30, 2000 and December 31,  1999

mature  through  September 2001 and May 2000, respectively.  Off-

exchange-traded   forward  currency   contracts   held   by   the

Partnership at September 30, 2000 mature through December 2000.



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

                DEAN WITTER CORNERSTONE FUND III
           NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


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

$25,946,906  and $33,694,399 at September 30, 2000  and  December

31,  1999,  respectively. With respect to the Partnership's  off-

exchange-traded forward currency contracts, there  are  no  daily settlements  of variations in value nor is there any  requirement that  an  amount equal to the net unrealized gain (loss) on  open forward  contracts  be segregated.  With respect  to  those  off-

exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all  of such  contracts,  to  perform.  The  Partnership  has  a  netting agreement  with MS & Co.  This agreement, which seeks  to  reduce both  the  Partnership's and MS & Co.'s exposure on off-exchange-

traded forward currency contracts, should materially decrease the

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

the  quarters and nine months ended September 30, 2000 and  1999,

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



For the Quarter and Nine Months Ended September 30, 2000

For  the  quarter  ended  September  30,  2000,  the  Partnership recorded  total trading losses net of interest income of  $38,323

and  posted  a  decrease in Net Asset Value per Unit.   The  most

significant  losses of approximately 2.8% were  recorded  in  the energy  markets primarily during July from long crude oil futures positions  as  oil prices decreased amid growing conviction  that

Saudi  Arabia  would follow through with a boost  in  production.

During September, long
crude oil futures positions resulted in losses as prices reversed lower  after President Clinton ordered the release of 30  million barrels  of  oil  in  the  U.S.'s emergency  Strategic  Petroleum reserve  over  a period of a month.  In the global interest  rate futures  markets,  losses  of approximately  2.2%  were  recorded primarily  from  long Australian interest rate futures  positions during  September as prices declined following a pattern  set  by

U.S.  Treasuries  and as the Australian currency  dipped  to  new historic lows.  In the global stock index futures markets, losses of approximately 0.9% were experienced primarily during September from  long U.S. stock index futures positions as prices  declined on  jitters in the technology sector and a worrisome spike in oil

prices.   Smaller losses of approximately 0.9% were  recorded  in

the  soft  commodities  markets  primarily  from  trading  coffee futures  as prices moved erratically during mid-July.  A  portion

of   overall   Partnership  losses  was  offset   by   gains   of

approximately  2.7%  recorded in the currency  markets  primarily from  short  euro  and Swiss franc positions  during  August  and

September  as  the  value of these European  currencies  weakened versus  the U.S. dollar and other major currencies amid a cooling economy  in  Europe  and the European Central  Bank's  stance  on

interest  rates.   Additional gains of  approximately  0.6%  were

recorded  in the metals markets primarily during July from  short gold  futures positions as prices fell after the Bank of  England announced the results of its gold auction, which had concluded at a  lower  price than most dealers expected.  Smaller  gains  were recorded in the agricultural markets primarily from short wheat futures positions during July as prices declined on  favorable U.S. crop weather forecasts. Total expenses for the three months ended September 30, 2000 were $626,875, resulting in a  net  loss  of  $665,198.  The value of a Unit  decreased  from

$2,677.45 at June 30, 2000 to $2,609.57 at September 30, 2000.



For  the  nine  months ended September 30, 2000, the  Partnership

recorded   total  trading  losses  net  of  interest  income   of

$2,277,703  and  posted a decrease in Net Asset Value  per  Unit.

The  most  significant losses of approximately 6.3% were recorded in  the global interest rate futures markets primarily from  long

U.S.  interest  rate futures positions as prices declined  during

April  amid  fears of higher interest rates.  During June,  newly established  short U.S. interest rate futures positions  incurred losses  as  prices  moved higher amid signs  that  U.S.  economic growth  had  slowed  and fading prospects of additional  interest

rate  hikes  by  the  Federal  Reserve.   Additional  losses   of

approximately  5.8%  were  recorded in  the  global  stock  index futures  markets  from  long S&P 500 Index futures  positions  as global  equity  prices  declined during  January  amid  fears  of interest rate hikes in the U.S. and Europe and profit-taking from the  previous year.  Prices also declined during April due to  an unexpected  jump in the Consumer Price Index, fears of  inflation

and   concerns  regarding  interest  rate  increases  and  during

September on jitters in the technology
sector  and  a  worrisome spike in oil  prices.   In  the  metals

markets,  losses  of  approximately 2.1% were recorded  primarily from  long  aluminum futures positions as prices  reversed  lower during  February  on technical factors.  Short  aluminum  futures positions  resulted in additional losses during  June  as  prices reversed  sharply higher on institutional buying and  fears  that

U.S.  capacity could be hit further by power shortages.  In  soft commodities, losses of approximately 1.0% were recorded primarily from  trading  coffee futures as prices moved erratically  during mid-July.  Smaller losses of approximately 0.7% were recorded  in the  agricultural  markets  primarily  from  short  corn  futures positions as prices increased during January after the USDA  made a  surprise  cut  to  1999-2000 ending stocks amid  concerns  for

dryness  in  Brazil  and subsequent crop damage.   A  portion  of

overall  Partnership losses was offset by gains of  approximately

1.6%  recorded in the energy markets primarily from long  futures positions  in  crude oil and its refined products as  oil  prices powered  to  nine-year  highs on concerns  about  futures  output levels amid dwindling stockpiles and increasing demand and frigid

weather   in   the   Northeastern  U.S.   Additional   gains   of

approximately   1.2%  were  recorded  in  the  currency   markets

primarily from short euro and Swiss franc positions during August and  September as the value of these European currencies weakened versus  the U.S. dollar and other major currencies amid a cooling economy  in  Europe  and the European Central  Bank's  stance  on

interest  rates.   Total  expenses  for  the  nine  months  ended

September 30, 2000 were $2,197,433,
resulting  in  a  net loss of $4,475,136.  The value  of  a  Unit decreased  from  $3,045.43 at December 31, 1999 to  $2,609.57  at

September 30, 2000.



For the Quarter and Nine Months Ended September 30, 1999

For  the  quarter  ended  September  30,  1999,  the  Partnership recorded  total trading losses net of interest income of $964,987 and  posted  a  decrease in Net Asset Value per  Unit.  The  most significant  losses of approximately 3.8% were  recorded  in  the global stock index futures markets primarily from trading S&P 500

Index  futures  as domestic equity prices moved in  a  short-term volatile  pattern during late July and August due to inflationary concerns in the U.S.  Additional losses were experienced in  this market complex during July from long positions in Hang Seng Index futures  as  Hong Kong equity prices moved lower  due  to  rising

China-Taiwan  tensions  and a decline in China's  gross  domestic

product.    In   global   interest  rate   futures,   losses   of

approximately  2.0%  were recorded primarily during  August  from short  eurodollar positions as U.S. bond prices moved temporarily

higher  during  mid-month due to benign inflation data.   Smaller

losses  of  approximately  1.5% were  incurred  in  the  currency markets primarily from short positions in the Swiss franc and the euro  as  the  value of these European currencies reversed  their previous downward trend versus the U.S. dollar during July due to strong  economic data out of Europe and U.S. inflationary  fears.

The losses recorded in this market complex were mitigated by gains recorded from long positions in the Japanese yen as the value  of the yen strengthened versus the U.S. dollar during  the quarter  amid optimism regarding the Japanese economy.  A portion of the Partnership's overall losses for the quarter was offset by gains  of  approximately  4.0% recorded  in  the  energy  markets primarily  from  long  positions in crude  oil  and  its  refined

products,  unleaded  gas, heating oil and gas  oil.   Oil  prices

increased during July, August and September, due primarily  to  a

perceived   tightness  in  supply,  increasing  demand   and   an

announcement  by OPEC officials stating that they would  maintain output cuts until April 2000. Total expenses for the three months ended  September 30, 1999 were $970,184, resulting in a net  loss of  $1,935,171.  The value of a Unit decreased from $3,167.89  at

June 30, 1999 to $3,001.48 at September 30, 1999.



For  the  nine  months ended September 30, 1999, the  Partnership recorded  total trading losses net of interest income of $277,923

and  posted  a  decrease in Net Asset Value per Unit.   The  most

significant  losses of approximately 4.1% were  incurred  in  the

global  interest  rate  futures  markets  primarily  from   short

positions in Japanese government bond futures as prices increased during January and February.  During January, Japanese government bond  prices moved higher in a "flight-to-quality" due to renewed concerns regarding the Brazilian economy.  Prices in this  market continued  to  increase during February amid growing  speculation that a rise in Japanese bond yields would result in Japanese investors replacing international bonds with yen-denominated

debt.    In   currencies,  losses  of  approximately  3.5%   were

experienced  primarily from long British pound positions  as  the value of the pound weakened versus the U.S. dollar during May due

to  fear  of  an  interest rate cut by the Bank of  England.   In

global  stock  index futures, losses of approximately  3.0%  were recorded  primarily during July from long positions in Hang  Seng

Index  futures  as  Hong Kong equity prices moved  lower  due  to rising  China-Taiwan  tensions and a  decline  in  China's  gross

domestic  product.   Smaller losses of  approximately  2.8%  were

incurred  in  the metals markets primarily during May  from  long positions  in  most base metals as prices declined amid  abundant supplies  and weak demand.  A portion of these losses was  offset by  gains  of  approximately 4.7% recorded  primarily  from  long futures  positions in crude oil and its refined products  as  oil prices  climbed during the first quarter on news that  both  OPEC and  non-OPEC  countries had reached an agreement  to  cut  total output  beginning April 1st.  Oil prices received an added  boost during  the second and third quarters due to declining  inventory levels  and increasing demand. Total expenses for the nine months ended September 30, 1999 were $2,890,526, resulting in a net loss of  $3,168,449.  The value of a Unit decreased from $3,266.97  at

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



The  hypothetical changes in portfolio value are based  on  daily percentage changes observed in key market indices or other market factors  ("market  risk  factors")  to  which  the  portfolio  is

sensitive.   The  historical observation period of  the  Partner-

ship's  VaR  is  approximately  four  years.   The  one-day   99%

confidence  level  of the Partnership's VaR  corresponds  to  the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days.



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


The Partnership's Value at Risk in Different Market Sectors

The  following  table  indicates  the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets by  primary  market risk category as of September  30,  2000  and

1999.  At  September  30, 2000 and 1999, the Partnership's  total capitalization  was approximately $25 million  and  $34  million,

respectively.

     Primary Market       September 30, 2000   September 30, 1999
     Risk Category          Value at Risk         Value at Risk

     Interest Rate              (0.87)%               (0.74)%

     Currency                   (1.42)                (0.87)

Equity                     (0.01)                (0.10)

     Commodity                  (1.56)                (1.11)

     Aggregate Value at Risk    (2.30)%               (1.73)%

Aggregate Value at Risk represents the aggregate VaR of  all  the

Partnership's open positions and not the sum of the  VaR  of  the individual Market Categories listed above.  Aggregate VaR will be lower  as  it  takes  into  account correlation  among  different positions and categories.



The  table  above  represents the VaR of the  Partnership's  open positions at September 30, 2000 and 1999 only and is not necessarily representative of either the historic or future risk of  an  investment in the Partnership. Because the  Partnership's only  business  is the speculative trading of futures  interests,

the composition of its trading portfolio can change significantly over  any given time period, or even within a single trading day.

Any  changes  in  open positions could positively  or  negatively materially impact market risk as measured by VaR.



The table below supplements the quarter-end VaR by presenting the

Partnership's high, low and average VaR, as a percentage of total

Net  Assets for the four quarterly reporting periods from October

1, 1999 through September 30, 2000.



Primary Market Risk Category        High      Low      Average

Interest Rate                     (1.12)%   (0.05)%    (0.68)%
Currency                          (1.42)    (0.29)     (0.87)

Equity                            (1.26)    (0.01)     (0.67)

Commodity                         (1.65)    (0.30)     (1.01)

Aggregate Value at Risk           (2.31)%   (1.19)%    (1.93)%


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

Partnership's open positions thus creates a "risk  of  ruin"  not typically found in other investments.  The relative size  of  the positions held may cause the Partnership to incur losses  greatly in excess of VaR within a short period of time, given the effects of  the  leverage employed and market volatility.  The VaR tables above,  as well as the past performance of the Partnership,  give no  indication  of  such "risk of ruin". In  addition,  VaR  risk

measures   should  be  viewed  in  light  of  the   methodology's

limitations, which include the following:

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

The VaR tables above present the results of the Partnership's VaR for  each  of the Partnership's market risk exposures and  on  an aggregate basis at September 30, 2000 and for the end of the four

quarterly   reporting  periods  from  October  1,  1999   through

September  30, 2000.  Since VaR is based on historical data,  VaR should  not  be viewed as predictive of the Partnership's  future financial  performance or its ability to manage or monitor  risk.

There can be no assurance that the Partnership's actual losses on a  particular day will not exceed the VaR amounts indicated above or  that  such losses will not occur more than 1 in  100  trading days.


Non-Trading Risk

The  Partnership has non-trading market risk on its foreign  cash balances  not needed for margin.  These balances and  any  market risk  they may represent are immaterial.  At September  30,  2000

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


The  following  were the primary trading risk  exposures  of  the

Partnership as of September 30, 2000, by market sector. It may be anticipated however, that these market exposures will vary materially over time.



Interest Rate.  Exposure was primarily spread across U.S., German and  Japanese  interest  rate sectors.  Interest  rate  movements directly affect the price of the sovereign bond futures positions held  by the Partnership and indirectly affect the value  of  its stock  index and currency positions.  Interest rate movements  in one  country as well as relative interest rate movements  between countries materially impact the Partnership's profitability.  The

Partnership's  primary  interest rate exposure  is  generally  to interest rate fluctuations in the United States and the other G-7

countries.   The G-7 countries consist of France, U.S.,  Britain,

Germany, Japan, Italy and Canada.  However, the Partnership  also takes futures positions in the government debt of smaller nations

-  e.g.  Australia.  Demeter anticipates that G-7 and  Australian interest rates will remain the primary interest rate exposure  of

the  Partnership  for  the foreseeable future.   The  changes  in

interest  rates  that  have the most significant  effect  on  the

Partnership  are changes in long-term, as opposed to  short-term,

rates.   Most  of the speculative futures positions held  by  the

Partnership    are   in   medium-   to   long-term   instruments.

Consequently,  even a material change in short-term  rates  would have  little effect on the Partnership, were the medium- to long-

term rates to remain steady.

Currency. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing  relationships between different currencies and  currency

pairs.   Interest rate changes as well as political  and  general

economic   conditions   influence   these   fluctuations.     The

Partnership  trades  in  a large number of currencies,  including cross-rates - i.e., positions between two currencies  other  than the  U.S. dollar.  At September 30, 2000, the Partnership's major exposures  were  in the euro currency crosses and  outright  U.S.

dollar  positions.  Outright positions consist of the U.S. dollar

vs.  other currencies.  These other currencies include major  and

minor  currencies.   Demeter does not anticipate  that  the  risk

profile   of  the  Partnership's  currency  sector  will   change

significantly  in  the future.  The currency trading  VaR  figure includes foreign margin amounts converted into U.S. dollars  with an  incremental  adjustment to reflect  the  exchange  rate  risk inherent to the dollar-based Partnership in expressing VaR  in  a functional currency other than dollars.



Equity.   The primary equity exposure is to equity price risk  in

the  G-7  countries.   The  stock index  futures  traded  by  the

Partnership  are  by  law  limited to futures  on  broadly  based

indices.   At  September  30,  2000,  the  Partnership's  primary

exposure  was in the S&P 500 (U.S.) stock index.  The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S. indices. Static markets would not cause  major market changes but would make it difficult  for  the

Partnership  to  avoid  being  "whipsawed"  into  numerous  small losses.



Commodity

Energy.  At September 30, 2000, the Partnership's energy exposure was  shared primarily by futures contracts in the crude  oil  and natural  gas  markets.  Price movements in these  markets  result from political developments in the Middle East, weather patterns,

and  other economic fundamentals.  It is possible that volatility will  remain  high.  Significant profits and losses,  which  have been  experienced  in the past, are expected to  continue  to  be experienced in this market.  Natural gas has exhibited volatility in  prices resulting from weather patterns and supply and  demand factors and may continue in this choppy pattern.



Metals.   The Partnership's primary metals market exposure is  to

fluctuations  in the price of gold and silver.  Although  certain

Trading Managers will from time to time trade base metals such as copper, aluminum and zinc, the principal market exposures of  the

Partnership have consistently been in precious metals,  gold  and

silver.   Exposure was evident in the gold market as gold  prices

continued to be volatile during the quarter.  Silver prices  have remained volatile over this period, and the Trading Managers have from time to time taken positions as they have perceived market opportunities to develop.



Soft  Commodities and Agriculturals.  At September 30, 2000,  the

Partnership  had  exposure  in the markets  that  comprise  these sectors.  Most of the exposure was in the wheat, corn and  cotton

markets.    Supply  and  demand  inequalities,   severe   weather

disruption  and  market expectations affect  price  movements  in these markets.



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership as of September 30, 2000:



Foreign  Currency  Balances.  The Partnership's  primary  foreign currency  balances are in Japanese yen.  The Partnership controls the  non-trading  risk of these balances by regularly  converting

these  balances  back  into  dollars  upon  liquidation  of   the

respective position.



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

                   PART II.  OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

Please  refer  to Legal Proceedings previously disclosed  in  the

Partnership's Form 10-Q(s) for the quarters ended March 31,  2000 and  June 30, 2000 and Form 10-K for the year ended December  31,

1999.



Item 5.  OTHER INFORMATION

Commencing  December  1, 2000, the management  fee  paid  by  the

Partnership to each Trading Manager will be reduced from a 4%  to a 3.5% annual rate.



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)   Exhibits

3.01   Limited Partnership Agreement of the Partnership, dated as of  December  7,  1983, as amended as of  May  11,  1984  is
     incorporated   by   reference  to  Exhibit   3.01   of   the
     Partnership's Annual Report on Form 10-K for the fiscal      year
     ended September 30, 1984 (File No. 0-13299).

10.01       Management  Agreement among the Partnership,  Demeter
     and       Sunrise  Capital Management Inc. formerly  Sunrise
     Commodities Inc. dated as of November 15, 1983 is incorporated by reference to Exhibit 10.03 of the
     Partnership's Annual Report on Form 10-K for the fiscal year ended September 30, 1984 (File No. 0-13299).

10.02       Management  Agreement among the Partnership,  Demeter
     and      Welton Investment Systems Corporation dated as of July
     1,    1996 is incorporated by reference to Exhibit  10.02 of the
     Partnership's Annual Report on From 10-K for the fiscal year ended December 31, 1997 (File No. 0-13299).

10.03       Dean  Witter  Cornerstone Funds  Exchange  Agreement,
     dated  as   of May 31, 1984 is incorporated by reference  to
     Exhibit      10.06 of the Partnership's Annual Report on Form 10-
     K for    the fiscal year ended September 30, 1984 (File No. 0-
     13299).

10.05 Amended and Restated Customer Agreement, dated as of December 1, 1997, between the Partnership and Dean Witter Reynolds Inc. is incorporated by reference to
     Exhibit 10.05 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 0-13299).

10.06 Customer Agreement, dated as of December 1, 1997, among the Partnership, Carr Futures, Inc. and Dean Witter Reynolds Inc. is incorporated by reference to Exhibit
     10.06 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 0-13299).

10.07 International Foreign Exchange Master Agreement, dated as of August 1, 1997, between the Partnership and Carr Futures, Inc. is incorporated by reference to Exhibit 10.07 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 0-13299).

10.08 Customer Agreement, dated as of May 1, 2000 between Morgan Stanley & Co. Incorporated, the Partnership and Dean Witter Reynolds Inc. is incorporated by reference to
     Exhibit 10.07 of the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, (File NO. 0-13299).

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




                              Dean Witter Cornerstone Fund III
                              (Registrant)

                              By:  Demeter Management Corporation
                                   (General Partner)

November 14, 2000             By:/s/Raymond E. Koch         _____
                                    Raymond E. Koch
                                     Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.