Form 10-Q
period 2001-03-31
WITTER DEAN CORNERSTONE FUND III
filed 2001-05-15
CIK 737000

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2001 or

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

Yes    X       No__________


DEAN WITTER CORNERSTONE FUND III

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2001

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition at March 31, 2001
 		(Unaudited) and December 31, 2000..........................2

		Statements of Operations for the Quarters Ended
		March 31, 2001 and 2000 (Unaudited)........................3

		Statements of Changes in Partners' Capital for the
		Quarters Ended March 31, 2001 and 2000
		(Unaudited)................................................4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2001 and 2000 (Unaudited) .......................5

		Notes to Financial Statements (Unaudited)...............6-11

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations...... 12-18

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................18-30

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings..................................... 31

Item 6.	Exhibits and Reports on Form 8-K....................31-33







PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER CORNERSTONE FUND III
	STATEMENTS OF FINANCIAL CONDITION
	    March 31,	     December 31,
                        2001      	    2000
	  $	   $
	(Unaudited)

ASSETS
Equity in futures interests trading accounts:
	Cash                                                                                               27,442,919	 24,902,313

	Net unrealized gain on open contracts (MS & Co.)                         3,307,572                        3,944,253
	Net unrealized loss on open contracts (MSIL)                                  (138,162)                        	   (91,422)

	Total net unrealized gain on open contracts                                    3,169,410	   3,852,831

	Net option premiums                                                                            (87,009)	      (32,422)

	    Total Trading Equity                                                                    30,525,320	28,722,722

Interest receivable (Morgan Stanley DW)                                                  88,987           	105,983
Due from Morgan Stanley DW	                                             15,089                              38,685

     Total Assets                                                                                    30,629,396  	   28,867,390

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Redemptions payable	239,758	    286,259
	Accrued administrative expenses	124,305	106,179
	Accrued management fees 	        88,973	        83,887

	     Total Liabilities	      453,036	     476,325

Partners' Capital

	Limited Partners (8,967.897 and
	   9,204.671 Units, respectively)	29,705,652	27,959,423
	General Partner (142.103 Units)	      470,708	     431,642

	Total Partners' Capital	   30,176,360	 28,391,065

	Total Liabilities and Partners' Capital	    30,629,396	  28,867,390

NET ASSET VALUE PER UNIT	        3,312.44	      3,037.53

	The accompanying notes are an integral part of these financial statements.

DEAN WITTER CORNERSTONE FUND III
	STATEMENTS OF OPERATIONS
(Unaudited)




	     For the Quarters Ended March 31,

	      2001   	   2000
	    $	   $


REVENUES
	Trading profit (loss):
		Realized                                                                               3,578,865		743,070
 		Net change in unrealized	   (683,421)	   (744,150)

			Total Trading Results	2,895,444	(1,080)

	Interest Income (Morgan Stanley DW)	     283,462	        362,657

			Total	    3,178,906	      361,577


EXPENSES

	Brokerage commissions (Morgan Stanley DW)	351,965	478,334
 	Management fees	255,070	325,553
	Transaction fees and costs	27,508	23,694
    	Administrative expenses	      18,127	       18,539

  			Total	    652,670	     846,120


NET INCOME (LOSS) 	   2,526,236	    (484,543)


NET INCOME (LOSS) ALLOCATION

		Limited Partners	2,487,170	(478,229)
 		General Partner	39,066	(6,314)


NET INCOME (LOSS) PER UNIT

		Limited Partners	274.91	(44.43)
 		General Partner	274.91	 (44.43)


	The accompanying notes are an integral part of these financial statements.

	DEAN WITTER CORNERSTONE FUND III
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Quarters Ended March 31, 2001 and 2000
	(Unaudited)





	Units of
	Partnership	Limited	General
	   Interest   	Partners	Partner	Total

Partners' Capital,
  December 31, 1999                                        10,978.222	          $33,000,637  	$432,765      	$33,433,402

Net Loss 	-     	(478,229) 	(6,314)	(484,543)

Redemptions                                                       (573.488)	             (1,724,285)	      -        	   (1,724,285)

Partners' Capital,
   March 31, 2000                                             10,404.734  	$30,798,123  	$426,451	$31,224,574





Partners' Capital,
  December 31, 2000	     9,346.774	       $27,959,423	     $431,642	  $28,391,065

Net income	   -     	        2,487,170	    39,066	  2,526,236

Redemptions                      (236.774)	               (740,941)         	        -                  (740,941)

Partners' Capital,
  March 31, 2001                                                 9,110.000  	        $29,705,652  	       $470,708	$30,176,360















The accompanying notes are an integral part of these financial statements.

	DEAN WITTER CORNERSTONE FUND III
	STATEMENTS OF CASH FLOWS
(Unaudited)



	    For the Quarters Ended March 31,

	      2001     	      2000
	    $	      $

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) 	2,526,236	(484,543)
Noncash item included in net income (loss):
		Net change in unrealized	683,421	744,150

(Increase) decrease in operating assets:
		Net option premiums	54,587	368,712
		Interest receivable (Morgan Stanley DW)	16,996	(6,884)
		Due from Morgan Stanley DW	                                                 23,596                             -

Increase (decrease) in operating liabilities:
		Accrued administrative expenses	18,126	(32,574)
		Accrued management fees 	     5,086	       13,490

Net cash provided by operating activities	  3,328,048	     602,351


CASH FLOWS FROM FINANCING ACTIVITIES

   	Increase (decrease) in redemptions payable	(46,501)	157,836
   	Redemptions of Units	   (740,941)	  (1,724,285)

Net cash used for financing activities	  (787,442)	  (1,566,449)

Net increase (decrease) in cash	2,540,606	(964,098)

Balance at beginning of period	   24,902,313	  32,268,788

Balance at end of period	   27,442,919	   31,304,690









	The accompanying notes are an integral part of these financial statements.

DEAN WITTER CORNERSTONE FUND III
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Dean Witter Cornerstone Fund III (the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2000 Annual Report on Form 10-K.

1. Organization
Dean Witter Cornerstone Fund III is a New York limited partnership organized to engage primarily in the speculative trading of futures, forward and options contracts on foreign currencies and other commodity interests. The Partnership is one of the Dean Witter Cornerstone Funds, comprised of Dean Witter Cornerstone Fund II, the Partnership, and Dean Witter Cornerstone Fund IV.

The general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). Dean Witter Reynolds Inc. changed its name to Morgan Stanley DW Inc., effective April 2, 2001. The clearing commodity brokers are Morgan Stanley & Co., Inc. ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL").

DEAN WITTER CORNERSTONE FUND III
	NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Prior to May 2000, Carr Futures Inc. provided clearing and execution services. Demeter, Morgan Stanley DW, MS & Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley Dean Witter & Co. The trading managers to the Partnership are Welton Investment Corporation ("Welton") and Sunrise Capital Management Inc. ("Sunrise"), (collectively, the "Trading Managers").

2. Related Party Transactions
The Partnership's cash is on deposit with Morgan Stanley DW, MS & Co. and MSIL in futures, forwards and options trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds based on current 13-week U.S. Treasury bill rates. The Partnership pays brokerage commissions to Morgan Stanley DW.

3.  Financial Instruments
The Partnership trades futures, forward and options contracts on foreign currencies and other commodity interests. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the

DEAN WITTER CORNERSTONE FUND III
	NOTES TO FINANCIAL STATEMENTS (CONTINUED)

value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

1)	One or more underlying notional amounts or payment
provisions;
2)	Requires no initial net investment or a smaller initial net
investment than would be required relative to changes in
market factors;
3)	Terms require or permit net settlement.

Generally derivatives include futures, forward, swaps or option contracts and other financial instruments with similar characteristics such as caps, floors and collars.

DEAN WITTER CORNERSTONE FUND III
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The net unrealized gains on open contracts are reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition and totaled $3,169,410 and $3,852,831 at March 31, 2001 and December 31, 2000, respectively.

Of the $3,169,410 net unrealized gain on open contracts at March
31, 2001, $2,757,890 related to exchange-traded futures and futures-styled option contracts and $411,520 related to off-exchange-traded forward currency contracts.

Of the $3,852,831 net unrealized gain on open contracts at December 31, 2000, $3,576,953 related to exchange-traded futures and futures-styled option contracts and $275,878 related to off-exchange-traded forward currency contracts.

Exchange-traded futures and futures-styled options contracts held by the Partnership at March 31, 2001 and December 31, 2000 mature through March 2002 and December 2001, respectively. Off-exchange-traded forward currency contracts held by the Partnership at March 31, 2001 and December 31, 2000 mature through June 2001 and March 2001, respectively.

 DEAN WITTER CORNERSTONE FUND III
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership's assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL each as a futures commission merchant for all of the Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gain (loss) on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $30,200,809 and $28,479,266 at March 31, 2001 and December 31, 2000, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations

DEAN WITTER CORNERSTONE FUND III
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

in value nor is there any requirement that an amount equal to the net unrealized gain (loss) on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


Liquidity - The Partnership deposits its assets with Morgan Stanley DW as non-clearing broker and MS & Co. and MSIL as clearing brokers in separate futures, forwards and options trading accounts established for each Trading Manager, which assets are used as margin to engage in trading. The assets are held in either non-interest-bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. The Partnership's assets held by the commodity brokers may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in futures, forwards, and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

There is no limitation on daily price moves in trading forward contracts on foreign currencies. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Partnership from trading in potentially profitable markets or prevent the Partnership from promptly liquidating unfavorable positions in such markets, subjecting it to substantial losses. Either of these market conditions could result in restrictions on redemptions.

The Partnership has never had illiquidity affect a material portion of its assets.

Capital Resources - The Partnership does not have, or expect to have, any capital assets. Redemptions of additional units of limited partnership interest ("Unit(s)") in the future will affect the amount of funds available for investment in futures, forwards and options in subsequent periods. It is not possible to estimate the amount and therefore, the impact of future redemptions of Units.

Results of Operations
General. The Partnership's results depend on its Trading Managers and the ability of the Trading Managers' trading programs to take advantage of price movements or other profit opportunities in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for the quarters ended March 31, 2001 and 2000 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Managers trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Managers or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of its Trading Managers' trading activities on behalf of the Partnership as a whole and how the Partnership has performed in the past.

For the Quarter Ended March 31, 2001
For the quarter ended March 31, 2001, the Partnership recorded total trading revenues, including interest income of $3,178,906 and posted an increase in net asset value per Unit. The most significant gains of approximately 10.4% were recorded throughout the quarter in the global interest rate futures markets primarily from long positions in Japanese government bond futures as prices moved higher amid weak Japanese stock prices and disappointing economic data in that country. Profits were also recorded from long positions in U.S. and European interest rate futures as prices rose throughout a majority of the quarter amid a rattled stock market, shaky consumer confidence, positive inflation data and the anticipation of additional interest rate cuts by the U.S. Federal Reserve. In the currency markets, gains of approximately 1.6% were recorded throughout the quarter primarily from short positions in the Japanese yen as the value of the yen weakened relative to the U.S. dollar on concerns for the Japanese economy and in both anticipation and reaction to the Bank of Japan's decision to reinstate its zero interest rate policy. Additional gains of approximately 1.1% were recorded in the global stock index futures markets during February and March primarily from short positions in U.S. stock index futures as prices declined on reports of layoffs by major technology companies, discouraging inflationary reports and worries that the U.S. economic slowdown will ignite a global downturn. A portion of overall Partnership gains for the quarter was offset by losses of approximately 3.9% recorded primarily during January in the energy markets from long positions in natural gas futures as prices reversed their sharp upward trend amid bearish inventory data and forecasts for warmer weather. Total expenses for the three months ended March 31, 2001 were $652,670, resulting in net income of $2,526,236. The net asset value of a Unit increased from $3,037.53 at December 31, 2000 to $3,312.44 at March 31, 2001.

For the Quarter Ended March 31, 2000
For the quarter ended March 31, 2000, the Partnership recorded trading revenues, including interest income of $361,577 and, after expenses, posted a decrease in net asset value per Unit. The most significant losses of approximately 2.6% were recorded in the global interest rate futures markets from long positions in Japanese government bond futures as prices moved lower during March on firmer than expected capital investment figures out of Japan and fears that the Bank of Japan would scrap its zero-rate policy earlier than expected. Newly established short positions experienced additional losses during the last week of the month as Japanese bond prices rebounded. Additional losses of approximately 1.3% were experienced in the global stock index futures markets from long S&P 500 Index futures positions as global equity prices reversed lower earlier in January amid fears of interest rate hikes in the U.S. and Europe and profit-taking from the previous year. Additional losses were recorded later in the month from long positions in these markets as prices resumed their decline after economic data raised fears that the Federal Reserve would take action to slow the economy. In the metals markets, losses of approximately 1.2% were incurred from long aluminum futures positions as prices reversed lower during February on technical factors. The Partnership also recorded losses during March from long positions as base metals generally lost ground amid the softening of oil prices. In the soft commodities markets, losses of approximately 0.7% resulted during March from long cotton futures positions as prices fell after figures from the USDA indicated a fall in exports. Long coffee futures positions also incurred losses in this sector during January as prices declined on forecasts for a bumper crop in Brazil during 2000. Smaller losses of approximately 0.6% were recorded in the agricultural markets from short corn futures positions as prices increased during January after the USDA made a surprise cut to 1999-2000 ending stocks amid concerns for dryness in Brazil and subsequent crop damage. A portion of overall Partnership losses was offset by gains recorded in the currency markets of approximately 3.4% from short positions in the European common currency as its value weakened to a lifetime low versus the U.S. dollar during January on skepticism about Europe's economic outlook. The euro finished the quarter lower relative to the U.S. dollar due to expectations that interest rates would be held steady by the European Central Bank, resulting in additional gains for short positions. Additional gains of approximately 1.4% were produced in the energy markets from long crude oil futures positions as oil prices powered to nine year highs earlier in the quarter on concerns about future output levels amid dwindling stockpiles and increasing demand and frigid weather in the Northeastern U.S. Total expenses for the three months ended March 31, 2000 were $846,120, resulting in a net loss of $484,543. The net asset value of a Unit decreased from $3,045.43 at December 31, 1999 to $3,001.00 at March 31,
2000.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
        RISK

Introduction
The Partnership is a commodity pool involved in the speculative trading of futures, forwards and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership's assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is central, not incidental, to the Partnership's main business activities.

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

The Partnership accounts for open positions using mark-to-market accounting principles. Any loss in the market value of the Partnership's open positions is directly reflected in the

Partnership's earnings, whether realized or unrealized, and cash flow. Profits and losses on open positions of exchange-traded futures, forwards and options are settled daily through variation margin.

The Partnership's risk exposure in the market sectors traded by the Trading Managers is estimated below in terms of Value at Risk ("VaR"). The VaR model used by the Partnership includes many variables that could change the market value of the Partnership's trading portfolio. The Partnership estimates VaR using a model based upon historical simulation with a confidence level of 99%. Historical simulation involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to price and interest rate risk. Market risks that are incorporated in the VaR model include equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The historical observation period of the Partner-ship's VaR is approximately four years. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days.

VaR models, including the Partnership's, are continuously evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Managers in their daily risk management activities.

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the
Partnership's open positions as a percentage of total net assets by primary market risk category at March 31, 2001 and 2000. At
March 31, 2001 and 2000, the Partnership's total capitalization was approximately $30 million and $31 million, respectively.
	Primary Market         March 31, 2001	     March 31, 2000
     Risk Category	  	   Value at Risk	 	Value at Risk

Interest Rate			 (2.51)%		    		(0.68)%
	Currency				 (1.55)				(1.25)
	Commodity 			 (0.74)				(0.55)
	Equity				 (0.25)				(1.26)
Aggregate Value at Risk	 (3.49)%				(2.31)%

Aggregate Value at Risk represents the aggregate VaR of all the Partnership's open positions and not the sum of the VaR of the individual market categories listed above. Aggregate VaR will be lower as it takes into account correlation among different positions and categories.

The table above represents the VaR of the Partnership's open positions at March 31, 2001 and 2000 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from April 1, 2000 through March 31, 2001.
Primary Market Risk Category        High      Low      Average
Interest Rate	(2.55)%	(0.87)%	(1.76)%

Currency	(1.55)	(0.53)	(1.14)

Commodity	(1.65)	(0.74)	(1.22)

Equity	(0.40)	(0.01)	(0.25)

Aggregate Value at Risk	(3.49)%	(1.94)%	(2.66)%


Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and
15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership to typically be many times the total
capitalization of the Partnership.  The value of the
Partnership's open positions thus creates a "risk of ruin" not usually found in other investments. The relative size of the positions held may cause the Partnership to incur losses greatly in excess of VaR within a short period of time, given the effects of the leverage employed and market volatility.  The VaR tables above, as well as the past performance of the Partnership, give no indication of such "risk of ruin". In addition, VaR risk
measures should be viewed in light of the methodology's
limitations, which include the following:
?	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
?	changes in portfolio value in response to market movements may differ from those of the VaR model;
?	VaR results reflect past trading positions while future risk depends on future positions;
?	VaR using a one-day time horizon does not fully capture the
market risk of positions that cannot be liquidated or hedged within one day; and
?	the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

The VaR tables above present the results of the Partnership's VaR for the Partnership's market risk exposures and on an aggregate basis at March 31, 2001 and for the end of the four quarterly reporting periods from April 1, 2000 through March 31, 2001.
Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than 1 in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial. At March 31, 2001, the Partnership's cash balance at Morgan Stanley DW was approximately 86% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership's market-sensitive instruments, in relation to the Partnership's net assets.

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

The following were the primary trading risk exposures of the Partnership at March 31, 2001, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate.	The primary market exposure of the Partnership at
March 31, 2001 was in the global interest rate sector. Exposure was primarily spread across U.S., Japanese, and German interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the United States and the other G-7 countries. The G-7 countries consist of France, U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g. Australia. Demeter anticipates that G-7 and Australian interest rates will remain the primary interest rate exposures of the Partnership for the foreseeable future. The changes in interest rates which have the most effect on the Partnership are changes in long-term, as opposed to short-term, rates. Most of the speculative futures positions held by the Partnership are in medium- to long-term instruments. Consequently, even a material change in short-term rates would have little effect on the Partnership, were the medium- to long-term rates to remain steady.

Currency. The second largest market exposure at March 31, 2000 was to the currency sector. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades in a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. For the first quarter of 2001, the Partnership's major exposures were to euro currency crosses and outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing VaR in a functional currency other than dollars.

Commodity
Energy. At March 31, 2001, the Partnership's energy exposure was primarily to futures contracts in the crude oil and natural gas markets. Price movements in these markets result from political developments in the Middle East, weather patterns, and other economic fundamentals. It is possible that volatility will remain high. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in this market. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and may continue in this choppy pattern.

Metals. The Partnership's primary metals market exposure is to fluctuations in the price of gold and silver. Although certain Trading Managers will from time to time trade base metals such as copper and nickel, the principal market exposures of the Partnership have consistently been to precious metals, such as gold and silver. Gold prices continued to be volatile during the quarter. Silver prices remained volatile over this period as well. The Trading Managers have from time to time taken positions when market opportunities developed.

Soft Commodities and Agriculturals.  At March 31, 2001, the
Partnership had exposure to the markets that comprise these sectors. Most of the exposure, was to the corn, cotton and soybeans markets. Supply and demand inequalities, severe weather disruption, and market expectations affect price movements in these markets.

Equity.	The primary equity exposure at March 31, 2001 was to
equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly based indices. At March 31, 2001, the Partnership's primary exposures were to the S&P 500 (U.S.) and DAX (German) stock index. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S. and European indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2001:

Foreign Currency Balances. The Partnership's primary foreign currency balances were in Japanese yen and euros.
The Partnership controls the non-trading risk of these balances by regularly converting these balances back into dollars upon liquidation of the respective position.

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

Demeter monitors and controls the risk of the Partnership's non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Managers.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
Please refer to Legal Proceedings previously disclosed in the Partnership's Form 10-K for the year ended December 31, 2000.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
(A) 	 Exhibits
	 3.01	  	 Limited Partnership Agreement of the Partnership,
dated as of December 7, 	1983, as amended as of May
11, 1984 is incorporated by reference to Exhibit
3.01 of the Partnership's Annual Report on Form 10-K for the fiscal year ended September 30, 1984 (File
No. 0-13299).

	10.01	   M	anagement Agreement among the Partnership, Demeter
and Sunrise Capital Management Inc. formerly Sunrise
Commodities Inc. dated as of November 15, 1983 is incorporated by reference to Exhibit 10.03 of the Partnership's Annual Report on Form 10-K for the fiscal year ended September 30, 1984 (File No. 0-
13299).

10.01(a)	Amendment to Management Agreement between the
Partnership and Sunrise Capital, Inc., dated
November 30, 2000, is incorporated by reference to
Exhibit 10.02 of the Partnership's Form 8-K (File
No. 0-13299) filed with the Securities and Exchange
Commission on January 3, 2001.

10.02	  	Management Agreement among the Partnership, Demeter
and Welton Investment Systems Corporation dated as of July 1, 1996 is incorporated by reference to Exhibit
10.02 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No.
0-13299).

10.02(a)Amendment to Management Agreement between the Partnership and Welton Investment Corporation, dated November 30, 2000, is incorporated by reference to
        Exhibit 10.01 of the Partnership's Form 8-K (File No. 0-13299) filed with the Securities and Exchange Commission on January 3, 2001.

	10.03	Dean Witter Cornerstone Funds Exchange Agreement, dated
as of May 31, 	1984 is incorporated by reference to
Exhibit 10.06 of the Partnership's Annual Report on
Form 10-K for the fiscal year ended September 30, 1984
(File No. 0-13299).

	10.05		Amended and Restated Customer Agreement, dated as of
December 1, 1997, between the Partnership and Dean
Witter Reynolds Inc. is incorporated by reference to
Exhibit 10.05 of the Partnership's Annual Report on
From 10-K for the fiscal year ended December 31, 1998
(File No. 0-13299).

10.06	Customer Agreement, dated as of December 1, 1997, among
the 	Partnership, Carr Futures, Inc. and Dean Witter
Reynolds Inc. is incorporated by reference to Exhibit
10.06 of the Partnership's Annual Report on Form 	10-K
for the fiscal year ended December 31, 1998 (File No.
0-13299).

10.07	International Foreign Exchange Master 	Agreement, dated
as of August 1, 1997, between the Partnership and Carr
Futures, Inc. is incorporated by reference to Exhibit
10.07 of the Partnership's Annual Report on Form 	10-K
for the fiscal year ended December 31, 1998 (File No.
0-13299).

10.08	Customer Agreement, dated as of May 1, 2000 between
Morgan Stanley & Co. Incorporated, the Partnership and
Dean Witter Reynolds Inc. is incorporated by reference to Exhibit 10.07 of the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, (File
No. 0-13299).

10.09	Amendment to Management Agreement between the
Partnership and Welton Investment Corporation, dated
November 30, 2000 is incorporated by reference to the Partnership's report on Form 8-K (File No. 0-13299), filed with the SEC on January 3, 2001.

10.10	Amendment to Management Agreement between the
Partnership and Sunrise Capital Management, Inc.,
dated November 30, 2000 is incorporated by reference
to the Partnership's report on Form   8-K (File No. 0-
13299), filed with the SEC on January 3, 2001.

(B)		Reports on Form 8-K


Filed with the Securities and Exchange Commission on January 3, 2001. Effective December 1, 2000, the Partnership amended its management agreements with each of Welton Investment Corporation and Sunrise Capital Management, Inc. under which the monthly management fees paid by the Partnership to each trading manager was reduced from a 4% to a 3.5% annual rate.

	SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                    	Dean Witter Cornerstone Fund III
                             	(Registrant)

                           	By:	Demeter Management Corporation
		(General Partner)

May 15, 2001                  By:/s/Raymond E. Koch    	_____
                                    Raymond E. Koch
                                     Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.