Form 10-Q
period 2001-06-30
WITTER DEAN CORNERSTONE FUND III
filed 2001-08-14
CIK 737000

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2001 or

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

Yes    X       No__________

DEAN WITTER CORNERSTONE FUND III

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	June 30, 2001

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
	Statements of Financial Condition as of
	June 30, 2001 (Unaudited) and December 31, 2000............2

	Statements of Operations for the Quarters Ended
	June 30, 2001 and 2000 (Unaudited).........................3

	Statements of Operations for the Six Months Ended
	June 30, 2001 and 2000 (Unaudited).........................4

	Statements of Changes in Partners' Capital for the
	Six Months Ended June 30, 2001 and 2000 (Unaudited)........5

	Statements of Cash Flows for the Six Months Ended
	June 30, 2001 and 2000 (Unaudited).........................6

	Notes to Financial Statements (Unaudited)...............7-11

Item 2. Management's Discussion and Analysis of Financial
			Condition and Results of Operations.............. 12-21

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk ......................................21-34

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...................................35

Item 6.  Exhibits and Reports on Form 8-K.................35-36





PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER CORNERSTONE FUND III
	STATEMENTS OF FINANCIAL CONDITION

<caption>	  June 30,	     December 31,
                                              2001   	    2000
	$	   $
	(Unaudited)

ASSETS
Equity in futures interests trading accounts:
	Cash	25,700,955	 24,902,313

	Net unrealized gain on open contracts (MS & Co.)  	657,638	3,944,253
	Net unrealized loss on open contracts (MSIL)	    (39,160)	   (91,422)

	Total net unrealized gain on open contracts	618,478	   3,852,831

	Net option premiums	   (46,634)	   (32,422)

	    Total Trading Equity	26,272,799	28,722,722

Interest receivable (Morgan Stanley DW)	61,528            	105,983
Due from Morgan Stanley DW	        30,898	          38,685

    	     Total Assets	   26,365,225 	    28,867,390

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Redemptions payable	187,790	    286,259
	Accrued administrative expenses	139,186	106,179
	Accrued management fees 	       76,492	          83,887

	     Total Liabilities	     403,468	        476,325

Partners' Capital

    Limited Partners (8,802.495 and
	     9,204.671 Units, respectively)	25,549,302	27,959,423
    General Partner (142.103 Units)	     412,455	        431,642

	     Total Partners' Capital	  25,961,757	  28,391,065

Total Liabilities and Partners' Capital	  26,365,225	  28,867,390

NET ASSET VALUE PER UNIT	       2,902.51	       3,037.53

	The accompanying notes are an integral part of these financial statements.

DEAN WITTER CORNERSTONE FUND III
	STATEMENTS OF OPERATIONS
(Unaudited)




	     For the Quarters Ended June 30,

	      2001   	   2000
	    $	   $

REVENUES
	Trading loss:
	   Realized	(719,527)	(1,906,624)
 	   Net change in unrealized	   (2,550,932)	(1,033,828)

			Total Trading Results	(3,270,459)	(2,940,452)

	Interest income (Morgan Stanley DW)	      202,868	     339,495

			Total	   (3,067,591)	(2,600,957)


EXPENSES

	Brokerage commissions (Morgan Stanley DW)	376,106	395,208
  	Management fees	235,835	285,482
  	Transaction fees and costs	24,422	24,814
	Administrative expenses	       20,910	       18,934

  			Total 	     657,273	     724,438

NET LOSS 	(3,724,864)	(3,325,395)


NET LOSS ALLOCATION

	  Limited Partners	(3,666,611)	(3,279,418)
  	  General Partner	(58,253)	(45,977)


NET LOSS PER UNIT

	  Limited Partners	(409.93)	(323.55)
 	  General Partner	(409.93)	(323.55)





	The accompanying notes are an integral part of these financial statements.

DEAN WITTER CORNERSTONE FUND III
	STATEMENTS OF OPERATIONS
(Unaudited)


	    For the Six Months Ended June 30,

	      2001     	      2000
	    $	      $

REVENUES
	Trading profit (loss):
	   Realized                                                                                   2,859,338 		(1,163,554)
  	   Net change in unrealized	     (3,234,353)	(1,777,978)

			Total Trading Results	(375,015)	(2,941,532)

	Interest income (Morgan Stanley DW)                                          486,330		     702,152

			Total                                                                                    111,315		(2,239,380)


EXPENSES

	Brokerage commissions (Morgan Stanley DW)                            728,071		873,542
  	Management fees                                                                          490,905		611,035
  	Transaction fees and costs                                                              51,930		48,508
 	Administrative expenses                                                                  39,037		       37,473

			Total                                                                                 1,309,943		   1,570,558

NET LOSS 	  (1,198,628)	(3,809,938)


NET LOSS ALLOCATION

		Limited Partners                                                                 (1,179,441)	(3,757,647)
 		General Partner                                                                       (19,187)	(52,291)


NET LOSS PER UNIT

		Limited Partners                                                                     (135.02)		(367.98)
  		General Partner                                                                      (135.02)		(367.98)







	The accompanying notes are an integral part of these financial statements.

	DEAN WITTER CORNERSTONE FUND III
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Six Months Ended June 30, 2001 and 2000
	(Unaudited)





	Units of
	Partnership	Limited	General
	   Interest   	Partners	Partner	Total
                                          $	                        $	                         $

Partners' Capital,
  December 31, 1999	10,978.222	33,000,637	  432,765	 33,433,402

Net loss	-	(3,757,647)	(52,291)	(3,809,938)

Redemptions	  (989.026)	(2,877,883)	 ____-___	(2,877,883)

Partners' Capital,
  June 30, 2000	  9,989.196	26,365,107	380,474	26,745,581




Partners' Capital,
  December 31, 2000	9,346.774	27,959,423	  431,642	 28,391,065

Net loss	-	(1,179,441)	(19,187)	(1,198,628)

Redemptions	 (402.176)	(1,230,680)	 ____-___	(1,230,680)

Partners' Capital,
  June 30, 2001	 8,944.598	25,549,302	  412,455	25,961,757















The accompanying notes are an integral part of these financial statements.

	DEAN WITTER CORNERSTONE FUND III
	STATEMENTS OF CASH FLOWS
(Unaudited)



	    For the Six Months Ended June 30,

	      2001     	      2000
	    $	      $

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss 	                                                                                         (1,198,628)	(3,809,938)
Noncash item included in net loss:
		Net change in unrealized	3,234,353	1,777,978

(Increase) decrease in operating assets:
		Net option premiums	14,212	446,406
		Interest receivable (Morgan Stanley DW)	                                44,455  	                   8,398
		Due from Morgan Stanley DW	7,787	 (2,450)

Increase (decrease) in operating liabilities:
		Accrued administrative expenses                                            33,007	                          1,119
		Accrued management fees                                                 	     (7,395)	        (22,510)

Net cash provided by (used for) operating activities	   2,127,791	   (1,600,997)


CASH FLOWS FROM FINANCING ACTIVITIES

Decrease in redemptions payable                                                       (98,469)	(65,258)
Redemptions of Units                                                                      (1,230,680)	   (2,877,883)

Net cash used for financing activities                                             (1,329,149)	   (2,943,141)

Net increase (decrease) in cash	798,642	(4,544,138)

Balance at beginning of period	   24,902,313	  32,268,788

Balance at end of period	  25,700,955	  27,724,650









	The accompanying notes are an integral part of these financial statements.


DEAN WITTER CORNERSTONE FUND III
NOTES TO FINANCIAL STATEMENTS

June 30, 2001
(Unaudited)
The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Dean Witter Cornerstone Fund III (the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2000 Annual Report on Form 10-K.

1. Organization
Dean Witter Cornerstone Fund III is a New York limited partnership organized to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts on foreign currencies and other commodity interests. The Partnership is one of the Dean Witter Cornerstone Funds, comprised of Dean Witter Cornerstone Fund II, the Partnership, and Dean Witter Cornerstone Fund IV.

The general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). Dean Witter Reynolds Inc. changed its name to Morgan Stanley DW Inc., effective April 2, 2001. The clearing commodity brokers are Morgan Stanley & Co., Inc. ("MS &

DEAN WITTER CORNERSTONE FUND III
	NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Demeter, Morgan Stanley DW, MS & Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley Dean Witter & Co. The trading managers to the Partnership are Welton Investment Corporation and Sunrise Capital Management Inc. (collectively, the "Trading Managers").

2. Related Party Transactions
The Partnership's cash is on deposit with Morgan Stanley DW, MS & Co. and MSIL in futures, forwards and options trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds based on current 13-week U.S. Treasury bill rates. The Partnership pays brokerage commissions to Morgan Stanley DW.

3.  Financial Instruments
The Partnership trades futures contracts, options on futures contracts, and forward contracts on foreign currencies and other commodity interests. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms

DEAN WITTER CORNERSTONE FUND III
	NOTES TO FINANCIAL STATEMENTS (CONTINUED)

of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

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

DEAN WITTER CORNERSTONE FUND III
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The net unrealized gains on open contracts, reported as a
component of "Equity in futures interests trading accounts" on the statements of financial condition and their longest contract maturity were as follows:
                    Net Unrealized Gains on Open
                             Contracts                   Longest Maturity

   	            Exchange-   Off-Exchange-            Exchange-  Off-Exchange-
                   Traded       Traded       Total       Traded      Traded
Date              Contracts    Contracts   Contracts    Contracts   Contracts
                       $           $		     $

June 30, 2001        618,400        78      618,478      June 2002   Sept. 2001

December 31, 2000  3,576,953   275,878    3,852,831      Dec. 2001   March 2001


The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership's assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL each as a futures commission merchant for all of the Partnership's

DEAN WITTER CORNERSTONE FUND III
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gain on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $26,319,355 and $28,479,266 at June 30, 2001 and December 31, 2000, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.

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

Results of Operations
General. The Partnership's results depend on its Trading Managers and the ability of the Trading Managers' trading programs to take advantage of price movements or other profit opportunities in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for the three and six month periods ended June 30, 2001 and 2000, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Managers trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Managers or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of its Trading Managers' trading activities on behalf of the Partnership as a whole and how the Partnership has performed in the past.

For the Quarter and Six Months Ended June 30, 2001
For the quarter ended June 30, 2001, the Partnership recorded total trading losses, net of interest income, of $3,067,591 and posted a decrease in net asset value per Unit. The most significant losses of approximately 6.5% were recorded in the global interest rate futures markets primarily during early April from long positions in U.S. interest rate futures as bond prices reversed sharply lower as investors deserted risk-free government securities in an asset shift to equities. Losses were also recorded during April from long positions in European interest rate futures as prices moved lower on reports of the European Central Bank's decision to leave interest rates on hold. During late June, additional losses were recorded from long positions in U.S. interest rate futures as prices dropped because of the dim outlook for further aggressive interest rate cuts by the U.S. Federal Reserve. In the currency markets, losses of approximately 3.2% were recorded primarily during early April and May from short positions in the Japanese yen as its value reversed higher versus the U.S. dollar sparked by optimism towards reform for the weakened Japanese economy. During early June, additional losses were experienced from long positions in the Japanese yen as its value reversed lower after showing signs of strengthening in May. In the metals markets, losses of approximately 1.6% were recorded during late April from short gold futures positions as prices climbed higher on the weakness of the U.S. dollar. During late May, losses were experienced from newly established long gold futures positions as prices reversed sharply lower following the return of more bearish sentiment regarding the outlook for the U.S. economy. These losses were partially offset by gains of approximately 0.2% recorded in the soft commodities markets throughout a majority of the quarter from short cotton futures positions as prices moved lower due to declining demand. In the agricultural markets, profits of approximately 0.2% were recorded from short corn futures positions as prices declined on forecasts for favorable weather conditions in the U.S. Midwest and on reports of declining demand. Total expenses for the three months ended June 30, 2001 were $657,273, resulting in a net loss of $3,724,864.
The net asset value of a Unit decreased from $3,312.44 at March 31, 2001 to $2,902.51 at June 30, 2001.


For the six months ended June 30, 2001, the Partnership recorded total trading revenues, including interest income, of $111,315 and, after expenses, posted a decrease in net asset value per Unit. The most significant losses of approximately 4.5% were recorded in the energy markets throughout the first six months of the year from positions in crude oil futures and its related products as a result of volatility in oil prices due to a continually changing outlook for inventory, supply, production and demand. In the metals markets, losses of approximately 1.8% were recorded during late April from short gold futures positions as prices climbed higher on the weakness of the U.S. dollar. During late May, losses were experienced from newly established long gold futures positions as prices reversed sharply lower following the return of more bearish sentiment regarding the outlook for the U.S. economy. In the currency markets, losses of approximately 1.6% were recorded from cross-rate positions in the euro versus the Japanese yen and from positions in the Australian dollar relative to the U.S. dollar. These losses were partially offset by gains of approximately 3.2% recorded in the global interest rate futures markets throughout the first quarter from long positions in Japanese interest rate futures as prices moved higher amid weak Japanese stock prices and disappointing economic data in that country. In the soft commodities markets, gains of approximately 1.3% were recorded throughout a majority of the first and second quarters from short cotton futures positions as prices moved lower on weak export sales and low demand. Total expenses for the six months ended June 30, 2001 were $1,309,943, resulting in a net loss of $1,198,628. The net asset value of a Unit decreased from $3,037.53 at December 31, 2000 to $2,902.51 at June 30, 2001.

For the Quarter and Six Months Ended June 30, 2000
For the quarter ended June 30, 2000, the Partnership recorded total trading losses, net of interest income, of $2,600,957 and posted a decrease in net asset value per Unit. The most significant losses of approximately 4.6% were recorded in the currency markets primarily from short positions in the Japanese yen as the value of the yen strengthened versus the U.S. dollar during May and early June amid positive economic data out of Japan and the perception that interest rates in the U.S. may have topped out. Additional losses of approximately 4.1% were experienced in the global stock index futures markets primarily from long S&P 500 Index futures positions as domestic equity prices declined sharply during April due to an unexpected jump in the Consumer Price Index, fears of inflation and concerns regarding interest rate increases. In the global interest rate futures markets, losses of approximately 2.1% were incurred primarily from long U.S. interest rate futures positions as prices declined during April amid fears of higher interest rates. During June, newly established short U.S. interest rate futures positions incurred additional losses as prices moved higher amid signs that U.S. economic growth has slowed and fading prospects of additional interest rate hikes by the Federal Reserve. Losses were also recorded in this market complex from long positions in German bund futures as European bond prices moved lower due to the weakness in U.S. bonds and the sharp decline in the euro during April. In the metals markets, losses of approximately 1.5% were incurred primarily from short aluminum futures positions during June as prices reversed sharply higher on institutional buying and fears that U.S. capacity could be hit further by power shortages. Losses were also experienced in the agricultural markets of approximately 0.4% primarily from long soybean futures positions as prices moved lower during April and May due to heavy rain in the U.S. soy growing regions. A portion of overall Partnership losses was offset by gains recorded in the energy markets of approximately 2.6% primarily from long natural gas futures positions as prices moved to four-year highs during May amid supply woes. Additional gains of approximately 0.4% were recorded in the soft commodities markets from short coffee futures positions as prices declined on technical factors during April. Long sugar futures positions were also profitable as prices trended to 22-month highs later in the quarter on reports of lower plantings and speculation that the world's surplus could shrink. Total expenses for the three months ended June 30, 2000 were $724,438, resulting in a net loss of $3,325,395. The net asset value of a Unit decreased from $3,001.00 at March 31, 2000 to $2,677.45 at June 30, 2000.

For the six months ended June 30, 2000, the Partnership recorded total trading losses, net of interest income, of $2,239,380 and posted a decrease in net asset value per Unit. The most significant losses of approximately 5.0% were recorded in the global stock index futures markets primarily from long S&P 500 Index futures positions as global equity prices reversed lower in January amid fears of interest rate hikes in the U.S. and Europe and profit-taking from the previous year. Additional losses were incurred from long S&P 500 Index futures positions as domestic equity prices declined sharply during April due to an unexpected jump in the Consumer Price Index, fears of inflation and concerns regarding interest rate increases. Additional losses of approximately 4.6% were recorded in the global interest rate futures markets primarily from long U.S. interest rate futures positions as prices declined during April amid fears of higher interest rates. During June, newly established short U.S.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
        RISK

Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures, forwards and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership's assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is central, not incidental, to the Partnership's main business activities.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the
Partnership's open positions as a percentage of total net assets by primary market risk category at June 30, 2001 and 2000. At
June 30, 2001 and 2000, the Partnership's total capitalization was approximately $26 million and $27 million, respectively.
	Primary Market         June 30, 2001	     June 30, 2000
     Risk Category	  	   Value at Risk	 	Value at Risk

	Currency				  (1.90)%			   (0.53)%
Interest Rate			  (1.46)			   (1.12)
	Equity	 			  (0.23)			   (0.34)
	Commodity				  (0.94)			   (1.65)
Aggregate Value at Risk	  (2.58)%			   (1.94)%

Aggregate Value at Risk represents the aggregate VaR of all the Partnership's open positions and not the sum of the VaR of the individual market categories listed above. Aggregate VaR will be lower as it takes into account correlation among different positions and categories.

The table above represents the VaR of the Partnership's open positions at June 30, 2001 and 2000 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from July 1, 2000 through June 30, 2001.
Primary Market Risk Category        High      Low      Average
Currency	(1.90)%	 (1.07)%	 (1.49)%

Interest Rate	(2.55)	 (0.87)	 (1.85)

Equity	(0.40)	 (0.01)	 (0.22)

Commodity	(1.56)	 (0.74)	 (1.05)

Aggregate Value at Risk	(3.49)%	 (2.30)%	 (2.82)%


Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and
15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership to typically be many times the total
capitalization of the Partnership.  The value of the
Partnership's open positions thus creates a "risk of ruin" not usually found in other investments. The relative size of the positions held may cause the Partnership to incur losses greatly in excess of VaR within a short period of time, given the effects of the leverage employed and market volatility.  The VaR tables above, as well as the past performance of the Partnership, give no indication of such "risk of ruin". In addition, VaR risk
measures should be viewed in light of the methodology's
limitations, which include the following:
?	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
?	changes in portfolio value caused by market movements may
differ from those of the VaR model;
?	VaR results reflect past trading positions while future risk depends on future positions;
?	VaR using a one-day time horizon does not fully capture the
market risk of positions that cannot be liquidated or hedged within one day; and
?	the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at June 30, 2001 and for the end of the four quarterly reporting periods from July 1, 2000 through June 30, 2001. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than 1 in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At June 30, 2001, the Partnership's cash balance at Morgan Stanley DW was approximately 93% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at June 30, 2001, by market sector. It may be anticipated however, that these market exposures will vary materially over time.

Currency. The primary market exposure at June 30, 2001 was in the currency sector. The Partnership's currency exposure was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations.
The Partnership trades in a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. For the second quarter of 2001, the Partnership's major exposures were to euro currency crosses and outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing VaR in a functional currency other than dollars.

Interest Rate. The next largest market exposure of the Partnership at June 30, 2001 was to the global interest rate complex. Exposure was primarily spread across U.S., Japanese, and German interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the United States and the other G-7 countries. The G-7 countries consist of France, U.S., Britain, Germany, Japan, Italy and Canada. Demeter anticipates that G-7 interest rates will remain the primary interest rate exposures of the Partnership for the foreseeable future. The changes in interest rates which have the most effect on the Partnership are changes in long-term, as opposed to short-term, rates. Most of the speculative futures positions held by the Partnership are in medium to long-term instruments. Consequently, even a material change in short-term rates would have little effect on the Partnership, were the medium to long-term rates to remain steady.

Equity. The primary equity exposure at June 30, 2001 was to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At June 30, 2001, the Partnership's primary exposures were to the S&P 500 (U.S.) and Nikkei (Japan) stock index. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S. and Japanese indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.

Commodity
Metals. The Partnership's primary metals market exposure at June 30, 2001 was to fluctuations in the price of gold and silver. Although certain Trading Managers will from time to time trade base metals such as copper, aluminum and nickel, the principal market exposures of the Partnership have consistently been to precious metals, such as gold and silver. Market exposure to precious metals was evident, as gold prices continued to be volatile during the quarter. Silver prices remained volatile over this period as well. The Trading Managers have from time to time taken positions as market opportunities develop.

Energy. At June 30, 2001, the Partnership's energy exposure was shared primarily by futures contracts in the crude oil and natural gas markets. Price movements in these markets result from political developments in the Middle East, weather patterns, and other economic fundamentals. It is possible that volatility will remain high. Significant profits and losses which have been experienced in the past are expected to continue to be experienced in this market. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and may continue in this choppy pattern.

Soft Commodities and Agriculturals.  At June 30, 2001, the
Partnership had exposure to the markets that comprise these sectors. Most of the exposure, was to the corn, wheat and coffee markets. Supply and demand inequalities, severe weather disruption, and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2001:

Foreign Currency Balances. The Partnership's primary foreign currency balances at June 30, 2001 were in Japanese yen and euros. The Partnership controls the non-trading risk of these balances by regularly converting these balances back into dollars upon liquidation of their respective positions.

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

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
In April 2001, the Appellate Division of New York State dismissed the class action previously disclosed in the Partnership's Form 10-K for the year ended December 31, 2000. Because plaintiffs did not exercise their right to appeal any further, this dismissal constituted a final resolution of the case.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
(A)	    Exhibits
	 3.01	    Limited Partnership Agreement of the Partnership,
 dated as of December 7, 	1983, as amended as of May
 11, 1984, is incorporated by reference to Exhibit
 3.01 of the Partnership's Annual Report on Form
 10-K for the fiscal year ended September 30, 1984
 (File No. 0-13299).

	10.01	    M	anagement Agreement among the Partnership, Demeter
 and Sunrise Capital Management Inc. formerly
 Sunrise Commodities Inc. dated as of November 15,
 1983, is incorporated by reference to Exhibit 10.03 of the Partnership's Annual Report on Form 10-K for the fiscal year ended September 30, 1984 (File No.
 0-13299).

	10.02	    M	anagement Agreement among the Partnership, Demeter
 and Welton Investment Systems Corporation, dated as of July 1, 1996, is incorporated by reference to
 Exhibit 10.02 of the Partnership's Annual Report on
 Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-13299).

	10.03	    Dean Witter Cornerstone Funds Exchange Agreement,
dated as of May 31, 	1984, is incorporated by
reference to Exhibit 10.06 of the Partnership's
Annual Report on Form 10-K for the fiscal year ended September 30, 1984 (File No. 0-13299).

	10.05	    	Amended and Restated Customer Agreement, dated as
of December 1, 1997, between the Partnership and Dean Witter Reynolds Inc. is incorporated by reference to Exhibit 10.05 of the Partnership's
Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 0-13299).

10.06	    	Customer Agreement, dated as of December 1, 1997,
among the 	Partnership, Carr Futures, Inc. and Dean
Witter Reynolds Inc. is incorporated by reference
to Exhibit 10.06 of the Partnership's Annual Report
on Form 	10-K for the fiscal year ended December 31,
1998 (File No. 0-13299).

10.07	    International Foreign Exchange Master Agreement,
dated as of August 1, 1997, between the
Partnership and Carr Futures, Inc. is incorporated
by reference to Exhibit 10.07 of the Partnership's
Annual Report on Form 	10-K for the fiscal year
ended December 31, 1998 (File No. 0-13299).

10.08	    	Customer Agreement, dated as of May 1, 2000,
between Morgan Stanley & Co. Incorporated, the
Partnership and Dean Witter Reynolds Inc. is incorporated by reference to Exhibit 10.07 of the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, (File No. 0-
13299).

10.09	    	Amendment to Management Agreement between the
Partnership and Welton Investment Corporation, dated November 30, 2000, is incorporated by reference to the Partnership's report on Form 8-K
(File No. 0-13299), filed with the Securities and Exchange Commission on January 3, 2001.

10.10	    	Amendment to Management Agreement between the
 Partnership and Sunrise Capital Management, Inc., dated November 30, 2000, is incorporated by reference to the Partnership's report on Form
 8-K (File No. 0-13299), filed with the Securities and Exchange Commission on January 3, 2001.

(B)	      Reports on Form 8-K. - None.

	SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                    	Dean Witter Cornerstone Fund III
                               (Registrant)

                           	By:	Demeter Management Corporation
		(General Partner)

August 14, 2001               By:/s/Raymond E. Koch
                                    Raymond E. Koch
                                    Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.