Form 10-Q
period 2001-09-30
WITTER DEAN CORNERSTONE FUND III
filed 2001-11-14
CIK 737000

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2001 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from ________________to_____________

Commission File Number 0-13299


	DEAN WITTER CORNERSTONE FUND III

	(Exact name of registrant as specified in its charter)


		New York						     13-3190919
(State or other jurisdiction of		   	  (I.R.S. Employer
incorporation or organization)			      Identification No.)


Demeter Management Corporation
c/o Morgan Stanley Trust Company
Attention:  Managed Futures, 7th Fl.,
Harborside Financial Center Plaza Two
Jersey City, NJ  	  			    		      07311-3977
(Address of principal executive offices)	  	     (Zip Code)


Registrant's telephone number, including area code (201) 876-4647


Two World Trade Center, 62nd Fl. New York, NY 10048

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

Yes    X       No

DEAN WITTER CORNERSTONE FUND III

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2001

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
	Statements of Financial Condition as of
	September 30, 2001 (Unaudited) and December 31, 2000.......2

	Statements of Operations for the Quarters Ended
	September 30, 2001 and 2000 (Unaudited)....................3

	Statements of Operations for the Nine Months Ended
	September 30, 2001 and 2000 (Unaudited)....................4

	Statements of Changes in Partners' Capital for the Nine Months Ended September 30, 2001 and 2000 (Unaudited)..5

	Statements of Cash Flows for the Nine Months Ended
	September 30, 2001 and 2000 (Unaudited)....................6

	Notes to Financial Statements (Unaudited)...............7-11

Item 2. Management's Discussion and Analysis of Financial
			Condition and Results of Operations.............. 12-20

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk ......................................20-32

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...................................33

Item 6.  Exhibits and Reports on Form 8-K.................33-34








PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER CORNERSTONE FUND III
	STATEMENTS OF FINANCIAL CONDITION
	September 30,	     December 31,
                           2001       	           2000
	$	   $
	(Unaudited)

ASSETS
Equity in futures interests trading accounts:
	Cash	24,799,776	 24,902,313

	Net unrealized gain on open contracts (MS & Co.)  	3,108,133	3,944,253
	Net unrealized gain (loss) on open contracts (MSIL)                        841,552                             (91,422)

	Total net unrealized gain on open contracts	3,949,685	   3,852,831

	Net option premiums                     (20,358)                           (32,422)

	    Total Trading Equity	28,729,103	28,722,722

Due from Morgan Stanley DW	    117,160	          38,685
Interest receivable (Morgan Stanley DW)	                                                 53,581            	        105,983

     Total Assets	  28,899,844 	    28,867,390

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Redemptions payable	151,178	    286,259
	Accrued administrative expenses	133,849	106,179
	Accrued management fees 	        83,880	          83,887

	     Total Liabilities	      368,907	        476,325

Partners' Capital

	Limited Partners (8,624.108 and
	     9,204.671 Units, respectively)	28,068,442	27,959,423
	General Partner (142.103 Units)	      462,495	        431,642

	     Total Partners' Capital	   28,530,937	  28,391,065
Total Liabilities and Partners' Capital	    28,899,844	  28,867,390
NET ASSET VALUE PER UNIT	        3,254.65	       3,037.53

	The accompanying notes are an integral part of these financial statements.

DEAN WITTER CORNERSTONE FUND III
	STATEMENTS OF OPERATIONS
(Unaudited)




	     For the Quarters Ended September 30,

	      2001   	   2000
	    $	   $


REVENUES
	Trading profit (loss):
	     Realized	244,404	167,925
 	     Net change in unrealized	  3,331,207	                    (530,248)

			Total Trading Results	  3,575,611	                    (362,323)

	Interest income (Morgan Stanley DW)	     174,872	    324,000

			Total	  3,750,483	                      (38,323)


EXPENSES

	Brokerage commissions (Morgan Stanley DW)	338,469	331,052
	Management fees	239,125	261,428
  	Transaction fees and costs	36,869	17,711
	Administrative expenses	     20,893	       16,684

  			Total 	   635,356	     626,875

NET INCOME (LOSS) 	  3,115,127	   (665,198)


NET INCOME (LOSS) ALLOCATION

	Limited Partners	3,065,087	(655,551)
	General Partner	50,040	(9,647)

NET INCOME (LOSS) PER UNIT

	Limited Partners	352.14	(67.88)
	General Partner	352.14	(67.88)


	The accompanying notes are an integral part of these financial statements.

DEAN WITTER CORNERSTONE FUND III
	STATEMENTS OF OPERATIONS
(Unaudited)


	    For the Nine Months Ended September 30,

	      2001     	      2000
	    $	      $

REVENUES
	Trading profit (loss):
	    Realized	3,103,742	                    (995,629)
  	    Net change in unrealized	     96,854	                 (2,308,226)

			Total Trading Results	3,200,596	                 (3,303,855)

	Interest income (Morgan Stanley DW)	   661,202	     1,026,152

			Total 	   3,861,798	                 (2,277,703)


EXPENSES

	Brokerage commissions (Morgan Stanley DW)	1,066,540	1,204,594
  	Management fees	730,030	872,463
  	Transaction fees and costs	88,799	66,219
 	Administrative expenses	      59,930	         54,157

			Total 	   1,945,299	    2,197,433

NET INCOME (LOSS) 	  1,916,499	                 (4,475,136)


NET INCOME (LOSS) ALLOCATION

		Limited Partners	1,885,646	                 (4,413,198)
 		General Partner	30,853	                      (61,938)


NET INCOME (LOSS) PER UNIT

		Limited Partners	217.12	                      (435.86)
  		General Partner	217.12	                      (435.86)





	The accompanying notes are an integral part of these financial statements.

	DEAN WITTER CORNERSTONE FUND III
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Nine Months Ended September 30, 2001 and 2000
	(Unaudited)





	Units of
	Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		         $	                        $	                         $

Partners' Capital,
  December 31, 1999	10,978.222	  33,000,637	   432,765	  33,433,402

Net loss	-	                    (4,413,198)            (61,938)	 (4,475,136)

Redemptions                         (1,372.939)   (3,892,651)                 -       	  (3,892,651)

Partners' Capital,
  September 30, 2000	                                        9,605.283     	  24,694,788  	   370,827  	  25,065,615




Partners' Capital,
  December 31, 2000	9,346.774	27,959,423	  431,642	  28,391,065

Net income	-	                    1,885,646               30,853	 1,916,499

Redemptions                   (580.563)      	    (1,776,627)                 -       	 (1,776,627)

Partners' Capital,
  September 30, 2001                                        8,766.211     	  28,068,442  	 462,495  	 28,530,937













The accompanying notes are an integral part of these financial statements.

	DEAN WITTER CORNERSTONE FUND III
	STATEMENTS OF CASH FLOWS
(Unaudited)



	    For the Nine Months Ended September 30,

	      2001     	             2000
	  $	      $

CASH FLOWS FROM OPERATING ACTIVITIES
	Net income (loss)                        	1,916,499                  (4,475,136)
 	  	Noncash item included in net income (loss):
		   Net change in unrealized	(96,854)	2,308,226

	(Increase) decrease in operating assets:
		Net option premiums	(12,064)	414,845
		Due from Morgan Stanley DW	(78,475)	                      (17,345)
		Interest receivable (Morgan Stanley DW)                                52,402		7,743

	Increase (decrease) in operating liabilities:
		Accrued administrative expenses                                            27,670		17,803
	 	Accrued management fees	           (7) 	                     (27,959)

    	Net cash provided by (used for) operating activities                   1,809,171                  (1,771,823)


CASH FLOWS FROM FINANCING ACTIVITIES

   	Decrease in redemptions payable	(135,081)	                      (19,935)
    	Redemptions of Units	   (1,776,627)	                 (3,892,651)

	Net cash used for financing activities	  (1,911,708)	                 (3,912,586)

	Net decrease in cash	(102,537)	                 (5,684,409)

	Balance at beginning of period                                                 24,902,313		  32,268,788

	Balance at end of period                                                           24,799,776		  26,584,379






	The accompanying notes are an integral part of these financial statements.

DEAN WITTER CORNERSTONE FUND III
NOTES TO FINANCIAL STATEMENTS
September 30, 2001
(Unaudited)
The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Dean Witter Cornerstone Fund III (the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2000 Annual Report on Form 10-K.

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

The general partner of the Partnership is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co., Inc. ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Demeter,

DEAN WITTER CORNERSTONE FUND III
	NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Morgan Stanley DW, MS & Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley Dean Witter & Co. The trading managers to the Partnership are Welton Investment Corporation and Sunrise Capital Management Inc. (collectively, the "Trading
Managers").

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

Generally derivatives include futures, forward, swaps or options contracts and other financial instruments with similar characteristics such as caps, floors and collars.

DEAN WITTER CORNERSTONE FUND III
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The net unrealized gains (losses) on open contracts, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:

                    Net Unrealized Gains (Losses)
                          on Open Contracts              Longest Maturities

  	            Exchange-   Off-Exchange-           Exchange-  Off-Exchange-
                   Traded       Traded       Total     Traded       Traded
Date              Contracts    Contracts   Contracts  Contracts    Contracts
                     $            $           $

Sept. 30, 2001   4,047,462     (97,777)   3,949,685   Sept. 2002   Dec. 2001

Dec. 31, 2000    3,576,953     275,878    3,852,831   Dec. 2001    March 2001


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

exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $28,847,238 and $28,479,266 at September 30, 2001 and December 31, 2000,
respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.

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

Results of Operations
General. The Partnership's results depend on its Trading Managers and the ability of the Trading Managers' trading programs to take advantage of price movements or other profit opportunities in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for the three and nine month periods ended September 30, 2001 and 2000, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Managers trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Managers or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of its Trading Managers' trading activities on behalf of the Partnership as a whole and how the Partnership has performed in the past.

For the Quarter and Nine Months Ended September 30, 2001
For the quarter ended September 30, 2001, the Partnership recorded total trading revenues, including interest income, of $3,750,483 and posted an increase in net asset value per Unit. The most significant gains of approximately 9.3% were experienced in the global interest rate futures markets throughout the quarter from long positions in short-term U.S. interest rate futures as prices trended higher in anticipation and reaction to interest rate cuts by the U.S. Federal Reserve and as investors sought a safe haven from declining stock prices. In the metals markets, gains of approximately 3.9% were recorded throughout the quarter from short positions in aluminum, copper and nickel futures as base metal prices trended lower as a result of increased supplies and weak demand. In the global stock index futures markets, gains of approximately 3.8% were recorded primarily during September from short positions in S&P 500, DAX and Nikkei Index futures as equity prices moved sharply lower amid worries regarding global economic uncertainty. These gains were partially offset by losses of approximately 3.7% recorded in the currency markets primarily during September from long positions in the Japanese yen as its value relative to the U.S. dollar reversed lower following surprise interventions by the Bank of Japan. In the energy markets, losses of approximately 0.9% were experienced during July and August from short crude oil futures positions as prices rose amid an OPEC production cut, declining inventories and growing tensions in the Middle East. Total expenses for the three months ended September 30, 2001 were $635,356, resulting in net income of $3,115,127. The net asset value of a Unit increased from $2,902.51 at June 30, 2001 to $3,254.65 at September 30, 2001.


For the nine months ended September 30, 2001, the Partnership recorded total trading revenues, including interest income, of $3,861,798 and posted an increase in net asset value per Unit. The most significant gains of approximately 12.8% were recorded in the global interest rate futures markets primarily during the third quarter from long positions in short-term U.S. interest rate futures as prices trended higher in anticipation and reaction to interest rate cuts by the U.S. Federal Reserve and as investors sought a safe haven from declining stock prices. Additional gains were recorded throughout the first quarter from long positions in Japanese interest rate futures as prices moved higher amid weak Japanese stock prices and disappointing economic data in that country. In the global stock index futures markets, gains of approximately 3.6% were recorded primarily during September from short positions in S&P 500, DAX and Nikkei Index futures as equity prices moved sharply lower amid worries regarding global economic uncertainty. In the metals markets, gains of approximately 2.0% were recorded throughout the third quarter from short positions in base metal futures as prices trended lower as a result of increased supplies and weak demand. In the soft commodities markets, gains of approximately 1.2% were recorded throughout a majority of the first and second quarters from short cotton futures positions as prices moved lower on weak export sales and low demand. These gains were partially offset by losses of approximately 5.4% recorded in the energy markets throughout the first nine months of the year from positions in crude oil futures and its related products as a result of volatility in oil prices due to a continually changing outlook for inventory, supply, production and global demand. In the currency markets, losses of approximately 5.3% were experienced primarily during the first quarter from cross-rate transactions involving the euro versus the Japanese yen and from positions in the British pound relative to the U.S. dollar. Total expenses for the nine months ended September 30, 2001 were $1,945,299, resulting in net income of $1,916,499. The net asset value of a Unit increased from $3,037.53 at December 31, 2000 to $3,254.65 at September 30, 2001.

For the Quarter and Nine Months Ended September 30, 2000
For the quarter ended September 30, 2000, the Partnership recorded total trading losses, net of interest income, of $38,323 and posted a decrease in net asset value per Unit. The most significant losses of approximately 2.8% were recorded in the energy markets primarily during July from long crude oil futures positions as oil prices decreased amid growing conviction that Saudi Arabia would follow through with a boost in production. During September, long crude oil futures positions resulted in losses as prices reversed lower after President Clinton ordered the release of 30 million barrels of oil in the U.S.'s emergency Strategic Petroleum reserve over a period of a month. In the global interest rate futures markets, losses of approximately 2.2% were recorded primarily from long Australian interest rate futures positions during September as prices declined following a pattern set by U.S. Treasuries and as the Australian currency dipped to new historic lows. In the global stock index futures markets, losses of approximately 0.9% were experienced primarily during September from long U.S. stock index futures positions as prices declined on jitters in the technology sector and a worrisome spike in oil prices. Smaller losses of approximately 0.9% were recorded in the soft commodities markets primarily from trading coffee futures as prices moved erratically during mid July. A portion of overall Partnership losses was offset by gains of approximately 2.7% recorded in the currency markets primarily from short euro and Swiss franc positions during August and September as the value of these European currencies weakened versus the U.S. dollar and other major currencies amid a cooling economy in Europe and the European Central Bank's stance on interest rates. Additional gains of approximately 0.6% were recorded in the metals markets primarily during July from short gold futures positions as prices fell after the Bank of England announced the results of its gold auction, which had concluded at a lower price than most dealers expected. Smaller gains were recorded in the agricultural markets primarily from short wheat futures positions during July as prices declined on favorable U.S. crop weather forecasts. Total expenses for the three months ended September 30, 2000 were $626,875, resulting in a net loss of $665,198. The net asset value of a Unit decreased from $2,677.45 at June 30, 2000 to $2,609.57 at September 30, 2000.

For the nine months ended September 30, 2000, the Partnership recorded total trading losses, net of interest income, of $2,277,703 and posted a decrease in net asset value per Unit. The most significant losses of approximately 6.3% were recorded in the global interest rate futures markets primarily from long U.S.

interest rate futures positions as prices declined during April amid fears of higher interest rates. During June, newly established short U.S. interest rate futures positions incurred losses as prices moved higher amid signs that U.S. economic growth had slowed and fading prospects of additional interest rate hikes by the Federal Reserve. Additional losses of approximately 5.8% were recorded in the global stock index futures markets from long S&P 500 Index futures positions as global equity prices declined during January amid fears of interest rate hikes in the U.S. and Europe and profit-taking from the previous year. Prices also declined during April due to an unexpected jump in the Consumer Price Index, fears of inflation and concerns regarding interest rate increases and during September on jitters in the technology sector and a worrisome spike in oil prices. In the metals markets, losses of approximately 2.1% were recorded primarily from long aluminum futures positions as prices reversed lower during February on technical factors. Short aluminum futures positions resulted in additional losses during June as prices reversed sharply higher on institutional buying and fears that U.S. capacity could be hit further by power shortages. In soft commodities, losses of approximately 1.0% were recorded primarily from trading coffee futures as prices moved erratically during mid July. Smaller losses of approximately 0.7% were recorded in the agricultural markets primarily from short corn futures positions as prices increased during January after the USDA made a surprise cut to 1999-2000 ending stocks amid concerns for dryness in Brazil and subsequent crop damage. A portion of overall Partnership losses was offset by gains of approximately 1.6% recorded in the energy markets primarily from long futures positions in crude oil and its refined products as oil prices powered to nine-year highs on concerns about futures output levels amid dwindling stockpiles and increasing demand and frigid weather in the Northeastern U.S. Additional gains of approximately 1.2% were recorded in the currency markets primarily from short euro and Swiss franc positions during August and September as the value of these European currencies weakened versus the U.S. dollar and other major currencies amid a cooling economy in Europe and the European Central Bank's stance on interest rates. Total expenses for the nine months ended September 30, 2000 were $2,197,433, resulting in a net loss of $4,475,136. The net asset value of a Unit decreased from $3,045.43 at December 31, 1999 to $2,609.57 at September 30,
2000.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the
Partnership's open positions as a percentage of total net assets by primary market risk category at September 30, 2001 and 2000.
At September 30, 2001 and 2000, the Partnership's total
capitalization was approximately $29 million and $25 million, respectively.
	Primary Market       September 30, 2001	  September 30, 2000
     Risk Category	  	   Value at Risk	 	Value at Risk

Interest Rate			 (1.89)%			   (0.87)%
	Currency				 (0.71)			   (1.42)
	Commodity 			 (1.31)			   (1.56)
	Equity				 (0.23)			   (0.01)
Aggregate Value at Risk	 (2.37)%			   (2.30)%

Aggregate Value at Risk represents the aggregate VaR of all the Partnership's open positions and not the sum of the VaR of the individual market categories listed above. Aggregate VaR will be lower as it takes into account correlation among different positions and categories.

The table above represents the VaR of the Partnership's open positions at September 30, 2001 and 2000 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from October 1, 2000 through September 30, 2001.
Primary Market Risk Category        High      Low      Average
Interest Rate	(2.55)%	(1.46)%	(2.10)%

Currency	(1.90)	(0.71)	(1.31)

Commodity	(1.31)	(0.74)	(0.98)

Equity	(0.40)	(0.23)	(0.28)

Aggregate Value at Risk	(3.49)%	(2.37)%	(2.84)%


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

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at September 30, 2001 and for the end of the four quarterly reporting periods from October 1, 2000 through September

30, 2001. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than 1 in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At September 30, 2001, the Partnership's cash balance at Morgan Stanley DW was approximately 91% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at September 30, 2001, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. The primary market exposure of the Partnership at September 30, 2001 was to the global interest rate complex. Exposure was primarily spread across U.S., Japanese and German interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the United States and the other G-7 countries. The G-7 countries consist of France, U.S., Britain, Germany, Japan, Italy and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations
- e.g. Australia. Demeter anticipates that G-7 and Australia interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Currency. The Partnership's currency exposure at September 30, 2001 was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades in a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At September 30, 2001, the Partnership's major exposures were to euro currency crosses and outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing VaR in a functional currency other than dollars.

Commodity.
Energy. At September 30, 2001, the Partnership's energy exposure was shared primarily by futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from political developments in the Middle East, weather patterns and other economic fundamentals. It is possible that volatility will remain high. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and may continue in this choppy pattern.

Metals.  	The Partnership's metals exposure at September 30,
2001 was to fluctuations in the price of precious metals, such as gold and silver, and base metals, such as aluminum, copper and nickel. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movement in these markets. The Trading Managers have, from time to time, taken positions when market opportunities develop. Demeter anticipates that the Partnership will continue to be exposed to the precious and base metals markets.

Soft Commodities and Agriculturals. At September 30, 2001, the Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to the sugar and wheat markets. Supply and demand inequalities, severe weather disruption and market expectations affect price movements in these markets.

Equity.	The primary equity exposure at September 30, 2001 was to
equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At September 30, 2001, the Partnership's primary exposures were to the S&P 500 (U.S.) and Nikkei (Japan) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S. and Japanese indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2001:

Foreign Currency Balances. The Partnership's primary foreign currency balances at September 30, 2001 were in euros and Canadian dollars. The Partnership controls the non-trading risk of these balances by regularly converting them back into U.S.
dollars upon liquidation of their respective positions.

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

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
Please refer to Legal Proceedings previously disclosed in the Partnership's Form 10-Q for the quarter ended June 30, 2001.

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

10.02 Management Agreement among the Partnership, Demeter and Welton Investment Systems Corporation, dated as of July 1, 1996, is incorporated by reference to
Exhibit 10.02 of the Partnership's Annual Report on
Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-13299).

10.03		Dean Witter Cornerstone Funds Exchange Agreement,
dated as of May 31, 	1984, is incorporated by
reference to Exhibit 10.06 of the Partnership's
Annual Report on Form 10-K for the fiscal year ended
September 30, 1984 (File No. 0-13299).

	10.04	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW Inc., dated as of
June 22, 2000 is incorporated by reference to
Exhibit 10.01 of the Partnership's Form 8-K (File
No. 0-13299) filed with the Securities and Exchange
Commission on November 13, 2001.

10.05	Commodity Futures Customer Agreement between Morgan
Stanley & Co. Incorporated and the Partnership, and acknowledged and agreed to by Morgan Stanley DW Inc., dated as of May 1, 2000, is incorporated by reference to Exhibit 10.02 of the Partnership's Form 8-K (File
No. 0-13299) filed with the Securities and Exchange
Commission on November 13, 2001.

10.06	Customer Agreement between the Partnership and Morgan
Stanley & Co. International Limited, dated as of May
1, 2000, is incorporated by reference to Exhibit
10.04 of the Partnership's Form 8-K (File No. 0-
13299) filed with the Securities and Exchange
Commission on November 13, 2001.

10.07	Foreign Exchange and Options Master Agreement between
Morgan Stanley & Co. Incorporated and the
Partnership, dated as of April 30, 1999, is incorporated by reference to Exhibit 10.05 of the Partnership's Form 8-K (File No. 0-13299) filed with the Securities and Exchange Commission on November
13, 2001.

10.09	Amendment to Management Agreement between the
Partnership and Welton Investment Corporation, dated
November 30, 2000, is incorporated by reference to the Partnership's report on Form 8-K (File No. 0-
13299), filed with the Securities and Exchange
Commission on January 3, 2001.

10.10	Amendment to Management Agreement between the
Partnership and Sunrise Capital management, Inc., dated November 30, 2000, is incorporated by reference to the Partnership's report on Form 8-K
(File No. 0-13299), filed with the Securities and Exchange Commission on January 3, 2001.

10.11	Securities Account Control Agreement among the
Partnership, Morgan Stanley & Co. Incorporated, and
Morgan Stanley DW Inc., dated as of May 1, 2000, is incorporated by reference to Exhibit 10.03 of the Partnership's Form 8-K (File No. 0-13299) filed with the Securities and Exchange Commission on November
13, 2001.

(B)		Reports on Form 8-K. - None.

	SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                    	Dean Witter Cornerstone Fund III
                             	(Registrant)

                           	By:	Demeter Management Corporation
		(General Partner)

November 14, 2001             By:/s/Raymond E. Koch    	_____
                                    Raymond E. Koch
                                     Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.