Form 10-Q
period 2002-06-30
WITTER DEAN CORNERSTONE FUND III
filed 2002-08-13
CIK 737000

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2002 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from               to __________________


Commission File No. 0-13299

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

Registrant's telephone number, including area code (201) 209-8400




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

	June 30, 2002




PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of June 30, 2002
 		(Unaudited) and December 31, 2001..........................2

		Statements of Operations for the Quarters Ended
		June 30, 2002 and 2001 (Unaudited).........................3

		Statements of Operations for the Six Months Ended
		June 30, 2002 and 2001 (Unaudited).........................4

		Statements of Changes in Partners' Capital for the
	  Six Months Ended 	June 30, 2002 and 2001 (Unaudited)........5

		Statements of Cash Flows for the Six Months Ended
		June 30, 2002 and 2001 (Unaudited) ........................6

		Notes to Financial Statements (Unaudited)...............7-12

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations.......13-21

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................22-35


Part II. OTHER INFORMATION

Item 1.	Legal Proceedings......................................36

Item 6.	Exhibits and Reports on Form 8-K....................36-37







PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER CORNERSTONE FUND III
	STATEMENTS OF FINANCIAL CONDITION
	                        June 30,	     December 31,
                              2002      	    2001
	                      $	   $
	                     (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	23,625,324	26,471,514

	Net unrealized gain on open contracts (MS & Co.)	2,678,846	740,177
	Net unrealized loss on open contracts (MSIL)	       (100,773)	 (667,609)

	Total net unrealized gain on open contracts	2,578,073	72,568

	Net option premiums	       (31,864)	    (23,122)

	     Total Trading Equity	26,171,533	26,520,960

Due from Morgan Stanley DW	96,723	     133,570
Interest receivable (Morgan Stanley DW)	         28,141	       30,494

	     Total Assets	  26,296,397 	26,685,024

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Accrued administrative expenses	122,686	142,296
	Redemptions payable	107,388	171,251
	Accrued management fees	         76,340	       77,416

	     Total Liabilities	       306,414	     390,963

Partners' Capital

	Limited Partners (8,082.712 and
	     8,490.681 Units, respectively)	25,540,945	25,861,238
	General Partner (142.103 Units)	       449,038	     432,823

	     Total Partners' Capital	   25,989,983	26,294,061

	     Total Liabilities and Partners' Capital	   26,296,397	26,685,024

NET ASSET VALUE PER UNIT	      3,159.95	    3,045.84

	The accompanying notes are an integral part of these financial statements.

	DEAN WITTER CORNERSTONE FUND III
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Quarters Ended June 30,

	      2002   	   2001
	    $	   $
REVENUES
	Trading profit (loss):
		Realized	1,717,459	(719,527)
		Net change in unrealized	     1,687,400	  (2,550,932)

			Total Trading Results 	3,404,859	(3,270,459)

	Interest income (Morgan Stanley DW)	          82,846	    202,868

			Total  	     3,487,705	(3,067,591)

EXPENSES

	Brokerage commissions (Morgan Stanley DW)	364,342	376,106
	Management fees	214,623	235,835
	Transaction fees and costs	36,217	24,422
	Administrative expenses	         19,472	     20,910

			Total	       634,654	   657,273


NET INCOME (LOSS)	    2,853,051	(3,724,864)


NET INCOME (LOSS) ALLOCATION

	Limited Partners	2,803,983	(3,666,611)
	General Partner	49,068	(58,253)


NET INCOME (LOSS) PER UNIT

	Limited Partners	345.30	(409.93)
	General Partner	345.30	(409.93)




	The accompanying notes are an integral part of these financial statements.

	DEAN WITTER CORNERSTONE FUND III
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Six Months Ended June 30,

	      2002   	   2001
	     $	   $
REVENUES
	Trading profit (loss):
		Realized	(610,673)	2,859,338
		Net change in unrealized	   2,505,505	    (3,234,353)

			Total Trading Results 	1,894,832	(375,015)

	Interest income (Morgan Stanley DW)	      168,738	        486,330

			Total  	   2,063,570	        111,315


EXPENSES

	Brokerage commissions (Morgan Stanley DW)	646,806	728,071
	Management fees	429,889	490,905
	Transaction fees and costs	76,173	51,930
	Administrative expenses	        38,710	         39,037

			Total 	   1,191,578	    1,309,943


NET INCOME (LOSS)	      871,992	   (1,198,628)


NET INCOME (LOSS) ALLOCATION

	Limited Partners	855,777	(1,179,441)
	General Partner	16,215	(19,187)


NET INCOME (LOSS) PER UNIT

	Limited Partners	114.11	(135.02)
	General Partner	114.11	(135.02)




	The accompanying notes are an integral part of these financial statements.

	DEAN WITTER CORNERSTONE FUND III
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Six Months Ended June 30, 2002 and 2001
	(Unaudited)




	Units of
	Partnership	Limited	General
	    Interest    	Partners	Partner	Total
		$	$	$


Partners' Capital,
	December 31, 2000	9,346.774	27,959,423	431,642	28,391,065

Net Loss	-	(1,179,441)	(19,187)	(1,198,628)

Redemptions	      (402.176)	   (1,230,680)	       -      	   (1,230,680)

Partners' Capital,
	June 30, 2001	    8,944.598	  25,549,302	  412,455	  25,961,757






Partners' Capital,
	December 31, 2001	8,632.784	25,861,238	432,823	26,294,061

Net Income	-	855,777	16,215	871,992

Redemptions	      (407.969)	 (1,176,070)	        -       	  (1,176,070)

Partners' Capital,
	June 30, 2002	     8,224.815	25,540,945	    449,038	  25,989,983









The accompanying notes are an integral part of these financial statements.

	DEAN WITTER CORNERSTONE FUND III
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Six Months Ended June 30,

	      2002     	      2001
	    $	      $

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	871,992	(1,198,628)
Noncash item included in net income (loss):
	Net change in unrealized	(2,505,505)	3,234,353

Decrease in operating assets:
	Net option premiums	8,742	14,212
	Due from Morgan Stanley DW	36,847	7,787
	Interest receivable (Morgan Stanley DW)	2,353	44,455

Increase (decrease) in operating liabilities:
	Accrued administrative expenses	(19,610)	33,007
	Accrued management fees	            (1,076)	          (7,395)

Net cash provided by (used for) operating activities	     (1,606,257)	   2,127,791


CASH FLOWS FROM FINANCING ACTIVITIES

Decrease in redemptions payable	(63,863)	(98,469)
Redemptions of Units	     (1,176,070)	   (1,230,680)

Net cash used for financing activities	     (1,239,933)	   (1,329,149)

Net increase (decrease) in cash	(2,846,190)	798,642

Balance at beginning of period	     26,471,514	  24,902,313

Balance at end of period	     23,625,324	  25,700,955







	The accompanying notes are an integral part of these financial statements.

DEAN WITTER CORNERSTONE FUND III
NOTES TO FINANCIAL STATEMENTS
June 30, 2002
(Unaudited)


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

The general partner of the Partnership is Demeter Management
Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing

DEAN WITTER CORNERSTONE FUND III
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

commodity brokers are Morgan Stanley & Co. Inc. ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Demeter, Morgan Stanley DW, MS & Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley. The trading managers to the Partnership are Welton Investment Corporation and Sunrise Capital Management Inc. (collectively, the "Trading Managers").

Effective June 20, 2002 Morgan Stanley Dean Witter & Co. changed its name to Morgan Stanley.

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

DEAN WITTER CORNERSTONE FUND III
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

The market value of contracts is based on closing prices quoted by the exchange, bank or clearing firm through which the contracts are traded.

The Partnership's contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

1)	One or more underlying notional amounts or payment
provisions;

DEAN WITTER CORNERSTONE FUND III
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The net unrealized gains (losses) on open contracts, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:

	Net Unrealized Gains (Losses)
	on Open Contracts	Longest Maturities
		Off-			Off-
	Exchange-	Exchange-		Exchange-	Exchange-
Date	 Traded  	  Traded   	Total	 Traded  	 Traded
	 $	  $	$

Jun. 30, 2002	1,351,652	1,226,421	2,578,073	Jun. 2003	Sep. 2002
Dec. 31, 2001	(679,746)	752,314	72,568	Dec. 2002	Mar. 2002

DEAN WITTER CORNERSTONE FUND III
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnership's assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for all of the Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $24,976,976 and $25,791,768 at June 30, 2002 and December 31, 2001, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations

DEAN WITTER CORNERSTONE FUND III
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

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

There are no material trends, events or uncertainties known at the present time that will result in or that are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way.

The Partnership has never had illiquidity affect a material portion of its assets.

The Partnership has no off-balance sheet arrangements, nor contractual obligations or commercial commitments to make future payments that would affect the Partnership's liquidity or capital resources. The contracts traded by the Partnership are accounted for on a trade-date basis and marked to market on a daily basis. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day.

Capital Resources. The Partnership does not have, nor expect to have, any capital assets. Redemptions of additional units of limited partnership interest ("Unit(s)") in the future will affect the amount of funds available for investment in futures, forwards, and options in subsequent periods. It is not possible to estimate the amount and therefore the impact of future redemptions of Units.

There are no known material trends, favorable or unfavorable, nor any expected material changes to the Partnership's capital resource arrangements at the present time.

Results of Operations
General. The Partnership's results depend on the Trading Managers and the ability of the Trading Managers' trading programs to take advantage of price movements or other profit opportunities in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for the three and six month periods ended June 30, 2002 and 2001 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Managers trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Managers or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Managers' trading activities on behalf of the Partnership and how the Partnership has performed in the past.

The Partnership's results of operations are set forth in financial statements prepared in accordance with United States generally accepted accounting principles, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following. The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized profit/loss" for open (unrealized) contracts, and recorded as "Realized profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading revenues. Earned interest income revenue, as well as management fees, incentive fees and brokerage expenses of the Partnership are recorded on an accrual basis. Demeter believes that, based on the nature of the operations of the Partnership, no assumptions other than those presently used relating to the application of critical accounting policies are reasonably plausible that could affect reported amounts.

For the Quarter and Six Months Ended June 30, 2002
For the quarter ended June 30, 2002, the Partnership recorded total trading revenues, including interest income, of $3,487,705 and posted an increase in net asset value per Unit. The most significant gains of approximately 14.0% were recorded in the currency markets primarily during May and June from previously established long positions in euros and Swiss francs relative to the U.S. dollar as the value of these currencies strengthened against the dollar amid falling equity prices, concerns regarding corporate accounting integrity and weak U.S. economic data. Additional gains of approximately 3.6% were recorded in the global interest rate futures markets primarily in June from long positions in eurodollar futures as prices trended higher following weakness in U.S. equity markets, geopolitical concerns and uncertainty surrounding a global economic recovery. Losses of approximately 4.1% were recorded in the energy markets primarily during May from previously established long positions in crude oil futures as prices moved lower on supply and demand concerns.
Total expenses for the three months ended June 30, 2002 were $634,654, resulting in net income of $2,853,051. The net asset value of a Unit increased from $2,814.65 at March 31, 2002 to $3,159.95 at June 30, 2002.

For the six months ended June 30, 2002, the Partnership recorded total trading revenues, including interest income, of $2,063,570 and posted an increase in net asset value per Unit. The most significant gains of approximately 7.0% were recorded in the currency markets primarily during May and June from previously established long positions in euro and Swiss franc relative to the U.S. dollar as the value of these currencies strengthened against the U.S. dollar amid falling equity prices, concerns regarding corporate accounting integrity and weak U.S. economic data. Additional gains of approximately 1.3% were recorded in the global interest rate futures markets primarily during June from long positions in Japanese, U.S. and European interest rate futures as prices trended higher following weakness in U.S. equity markets, geopolitical concerns and uncertainty surrounding a global economic recovery. Losses of approximately 3.1% were recorded in the global stock index futures markets from both long and short positions in U.S. and Japanese index futures as prices failed to trend amidst global economic uncertainty, corporate accounting integrity and the ongoing threat of terrorism.

Additional losses of approximately 2.4% were recorded in the energy markets primarily during May from previously established long positions in crude oil futures as prices moved lower following supply and demand concerns. Total expenses for the six months ended June 30, 2002 were $1,191,578, resulting in net income of $871,992. The net asset value of a Unit increased from $3,045.84 at December 31, 2001 to $3,159.95 at June 30, 2002.

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

For the six months ended June 30, 2001, the Partnership recorded total trading revenues, including interest income, of $111,315 and, after expenses, posted a decrease in net asset value per Unit. The most significant losses of approximately 4.5% were recorded in the energy markets throughout the first six months of the year from positions in crude oil futures and its related products as a result of volatility in oil prices due to a continually changing outlook for inventory, supply, production and demand. In the metals markets, losses of approximately 1.8% were recorded during late April from short gold futures positions as prices climbed higher on the weakness of the U.S. dollar. During late May, losses were experienced from newly established long gold futures positions as prices reversed sharply lower following the return of more bearish sentiment regarding the outlook for the U.S. economy. In the currency markets, losses of approximately 1.6% were recorded from cross-rate positions in the euro versus the Japanese yen and from positions in the Australian dollar relative to the U.S. dollar. These losses were partially offset by gains of approximately 3.2% recorded in the global interest rate futures markets throughout the first quarter from long positions in Japanese interest rate futures as prices moved higher amid weak Japanese stock prices and disappointing economic data in that country. In the soft commodities markets, gains of approximately 1.3% were recorded throughout a majority of the first and second quarters from short cotton futures positions as prices moved lower on the weak export sales and low demand.
Total expenses for the six months ended June 30, 2001 were $1,309,943, resulting in a net loss of $1,198,628. The net asset value of a Unit decreased from $3,037.53 at December 31, 2000 to $2,902.51 at June 30, 2001.

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

The Partnership's risk exposure in the market sectors traded by the Trading Managers is estimated below in terms of Value at Risk ("VaR"). The VaR model used by the Partnership includes many variables that could change the market value of the Partnership's trading portfolio. The Partnership estimates VaR using a model based upon historical simulation with a confidence level of 99%. Historical simulation involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to price and interest rate risk. Market risks that are incorporated in the VaR model include equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The historical observation period of the Partner-ship's VaR is approximately four years. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days. In other words, one-day VaR for a portfolio is a number such that losses in this portfolio are estimated to exceed the VaR only one day in 100.

VaR is calculated using historical simulation. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily 'simulated profit and loss' outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter's simulated profit and loss series.

VaR models, including the Partnership's, are continuously evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Managers in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly titled measures used by other entities.

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at June 30, 2002 and 2001. At June 30, 2002 and 2001, the Partnership's total capitalization was approximately $26 million.

	Primary Market	June 30, 2002	June 30, 2001
	Risk Category	Value at Risk	Value at Risk

	Currency	(2.24)%	(2.37)%
Interest Rate	(1.78)	(1.40)
Equity	(0.34)	(0.08)
Commodity	(0.71)	(0.78)
	Aggregate Value at Risk	(3.00)%	(3.01)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The aggregate VaR, listed above for the Partnership, represents the aggregate VaR of the Partnership's open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

The table above represents the VaR of the Partnership's open positions at June 30, 2002 and 2001 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from July 1, 2001 through June 30, 2002.

Primary Market Risk Category	High	Low	Average
Currency	(2.71)%	(0.64)%	(1.61)%

Interest Rate 	(1.89)	(0.83)	(1.43)

Equity	(0.50)	(0.23)	(0.32)

Commodity	(1.75)	(0.68)	(1.11)

Aggregate Value at Risk	(3.00)%	(2.23)%	(2.69)%


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

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at June 30, 2002 and 2001, and for the end of the four quarterly reporting periods from July 1, 2001 through June 30, 2002. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At June 30, 2002, the Partnership's cash balance at Morgan Stanley DW was approximately 81% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at June 30, 2002, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. The primary market exposure of the Partnership at June 30, 2002 was to the currency complex. The Partnership's currency exposure is due to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At June 30, 2002, the Partnership's major exposures were to euro currency crosses and outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Interest Rate. The second largest market exposure of the Partnership at June 30, 2002 was to the global interest rate complex. Exposure was primarily spread across Japanese, German and U.S. interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations- e.g., Australia. Demeter anticipates that

G-7 and Australia interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Equity.	The Partnership's primary equity exposure at June 30,
2002 was to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At June 30, 2002, the Partnership's exposures were to the S&P 500 (U.S.), Nikkei (Japan) and DAX (Germany) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the Japanese and U.S. indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.

Commodity.
Energy. At June 30, 2002, the Partnership's energy exposure was shared primarily by futures contracts in crude oil as well as natural gas. Price movements in these markets result from political developments in the Middle East, weather patterns and other economic fundamentals.

Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and may continue in this choppy pattern.

Metals.	The Partnership's metals exposure at June 30, 2002
was to fluctuations in the price of precious metals, such as gold, and base metals, such as nickel and copper. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets. The Trading Managers, from time to time, take positions when market opportunities develop. Demeter anticipates that the Partnership will continue to be exposed to the precious and base metals markets.

Soft Commodities and Agriculturals.  At June 30, 2002, the
Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to the soybean and corn markets. Supply and demand inequalities, severe weather disruptions and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2002:

Foreign Currency Balances.	The Partnership's primary
foreign currency balances at June 30, 2002 were in Japanese yen, euros and Swiss francs. The Partnership controls the non-trading risk of these balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
None.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

3.01	Limited Partnership Agreement of the Partnership, dated
as of December 7, 1983, as amended as of May 11, 1984, is incorporated by reference to Exhibit 3.01 of the
Partnership's Annual Report on Form 10-K for the fiscal
year ended September 30, 1984 (File No. 0-13299).
10.01	Management Agreement among the Partnership, Demeter and
Sunrise Capital Management Inc. (formerly Sunrise
Commodities Inc.), dated as of November 15, 1983, is incorporated by reference to Exhibit 10.03 of the
Partnership's Annual Report on Form 10-K for the fiscal
year ended September 30, 1984 (File No. 0-13299).
10.02	Management Agreement among the Partnership, Demeter and
Welton Investment Systems Corporation, dated as of July
1, 1996, is incorporated by reference to Exhibit 10.02 of
the Partnership's Annual Report on Form 10-K for the
fiscal year ended December 31, 1997 (File No. 0-13299).
10.03	Dean Witter Cornerstone Funds Exchange Agreement, dated
as of May 31, 1984, is incorporated by reference to
Exhibit 10.04 of the Partnership's Annual Report on Form
10-K for the fiscal year ended September 30, 1984 (File
No. 0-13299).
10.04	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW Inc., dated as of June
22, 2000, is incorporated by reference to Exhibit 10.01
of the Partnership's Form 8-K (File No. 0-13299) filed
with the Securities and Exchange Commission on November
13, 2001.
10.05	Commodity Futures Customer Agreement between Morgan
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
10.11	Securities Account Control Agreement among the
Partnership, Morgan Stanley & Co. Incorporated, and
Morgan Stanley DW Inc., dated as of May 1, 2000, is
incorporated by reference to Exhibit 10.03 of the
Partnership's Form 8-K (File No. 0-13299) filed with the Securities and Exchange Commission on November 13, 2001.
99.01	Certification of Periodic Financial Reports.


(B)	  Reports on Form 8-K - None.

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




                        Dean Witter Cornerstone Fund III
                        (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

August 14, 2002         By:/s/Raymond E. Koch              _
                              Raymond E. Koch
                              Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Dean Witter Cornerstone Fund III (the "Partnership") on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert E. Murray, President, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of Section
13 or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.









By:	  /s/	Robert E. Murray

Name:		Robert E. Murray
Title:	Chairman of the Board and President

Date:		August 13, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Dean Witter Cornerstone Fund III (the "Partnership") on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Raymond E. Koch, Chief Financial Officer, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of Section
13 or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.









By:	  /s/	Raymond E. Koch

Name:		Raymond E. Koch
Title:	Chief Financial Officer

Date:		August 13, 2002