Form 10-Q
period 2002-09-30
WITTER DEAN CORNERSTONE FUND III
filed 2002-11-14
CIK 737000

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2002 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from               to __________________


Commission File No. 0-13299

	DEAN WITTER CORNERSTONE FUND III

	(Exact name of registrant as specified in its charter)


		New York						     13-3190919
(State or other jurisdiction of		   	  (I.R.S. Employer
incorporation or organization)			      Identification No.)


Demeter Management Corporation
c/o Managed Futures Department
Harborside Financial Center
Plaza Two, 1st Floor, Jersey City, NJ     	   	  07311
(Address of principal executive offices)	  	     (Zip Code)

Registrant's telephone number, including area code (201) 209-8400


825 Third Avenue, 8th Floor, New York, NY 10022

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

	DEAN WITTER CORNERSTONE FUND III

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2002




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of September 30, 2002
 		(Unaudited) and December 31, 2001..........................2

		Statements of Operations for the Quarters Ended
		September 30, 2002 and 2001 (Unaudited)....................3

		Statements of Operations for the Nine Months Ended
		September 30, 2002 and 2001 (Unaudited)....................4

		Statements of Changes in Partners' Capital for the
	  Nine Months Ended 	September 30, 2002 and 2001 (Unaudited)..5

		Statements of Cash Flows for the Nine Months Ended
		September 30, 2002 and 2001 (Unaudited) ...................6

		Notes to Financial Statements (Unaudited)...............7-12

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations.......13-21

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................22-35

Item 4. Controls and Procedures.............................35-36


Part II. OTHER INFORMATION

Item 1.	Legal Proceedings......................................37

Item 5.	Other Information...................................37-39

Item 6.	Exhibits and Reports on Form 8-K....................39-41




PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER CORNERSTONE FUND III
	STATEMENTS OF FINANCIAL CONDITION

<caption>	                     September 30,	     December 31,
                                                                     2002      	    2001
	                      $	   $
	                     (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash		27,649,596	26,471,514

	Net unrealized gain on open contracts (MS & Co.)			2,658,841	740,177
	Net unrealized gain (loss) on open contracts (MSIL)		21,514	  (667,609)

	Total net unrealized gain on open contracts		2,680,355	72,568

	Net option premiums		(962)	      (23,122)

	     Total Trading Equity		30,328,989	26,520,960

Due from Morgan Stanley DW		124,409	     133,570
Interest receivable (Morgan Stanley DW)		33,323	        30,494

	     Total Assets		30,486,721	  26,685,024

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Redemptions payable		220,990	171,251
	Accrued administrative expenses		128,164	142,296
	Accrued management fees		80,298	        77,416

	     Total Liabilities		429,452	      390,963

Partners' Capital

	Limited Partners (7,833.733 and
	     8,490.681 Units, respectively)		29,521,748	25,861,238
	General Partner (142.103 Units)		535,521	      432,823

	     Total Partners' Capital		30,057,269	  26,294,061

	     Total Liabilities and Partners' Capital		30,486,721	  26,685,024

NET ASSET VALUE PER UNIT		3,768.54	     3,045.84

	The accompanying notes are an integral part of these financial statements.

	DEAN WITTER CORNERSTONE FUND III
	STATEMENTS OF OPERATIONS
(Unaudited)





	   For the Quarters Ended September 30,

	      2002   	   2001
	    $	   $
REVENUES
	Trading profit:
		Realized		2,509,561	244,404
		Net change in unrealized		 102,282	  3,331,207
				2,611,843		3,575,611
	Proceeds from litigation settlement	2,842,492	            -

			Total Trading Results 		5,454,335	3,575,611

	Interest income (Morgan Stanley DW)		93,318	    174,872

			Total  		5,547,653	3,750,483

EXPENSES

	Brokerage commissions (Morgan Stanley DW)		318,035	338,469
	Management fees		235,623	239,125
	Transaction fees and costs	40,804	36,869
	Administrative expenses		26,150	     20,893

			Total		620,612	   635,356


NET INCOME		4,927,041	3,115,127


NET INCOME ALLOCATION

	Limited Partners		4,840,558	3,065,087
	General Partner	86,483	50,040


NET INCOME PER UNIT

	Limited Partners		608.59	352.14
	General Partner		608.59	352.14



	The accompanying notes are an integral part of these financial statements.

	DEAN WITTER CORNERSTONE FUND III
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Nine Months Ended September 30,

	      2002   	   2001
	     $	   $
REVENUES
	Trading profit:
		Realized		1,898,888	3,103,742
		Net change in unrealized		2,607,787	      96,854
					4,506,675	 3,200,596
	Proceeds from litigation settlement		2,842,492	         -

			Total Trading Results 		7,349,167	3,200,596

	Interest income (Morgan Stanley DW)		262,056	     661,202

			Total  		7,611,223	  3,861,798


EXPENSES

	Brokerage commissions (Morgan Stanley DW)		964,841	1,066,540
	Management fees		665,512	730,030
	Transaction fees and costs		116,977	88,799
	Administrative expenses		64,860	     59,930

			Total 		1,812,190	  1,945,299


NET INCOME		5,799,033	  1,916,499


NET INCOME ALLOCATION

	Limited Partners		5,696,335	1,885,646
	General Partner		102,698	30,853


NET INCOME PER UNIT

	Limited Partners		722.70	217.12
	General Partner		722.70	217.12

	The accompanying notes are an integral part of these financial statements.

	DEAN WITTER CORNERSTONE FUND III
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Nine Months Ended September 30, 2002 and 2001
	(Unaudited)




	Units of
	Partnership	Limited	General
	    Interest    	Partners	Partner	Total
		$	$	$


Partners' Capital,
	December 31, 2000	9,346.774	27,959,423	431,642	28,391,065

Net Income	-	1,885,646	30,853	1,916,499

Redemptions	      (580.563)	   (1,776,627)	       -      	   (1,776,627)

Partners' Capital,
	September 30, 2001	    8,766.211	  28,068,442	  462,495	  28,530,937






Partners' Capital,
	December 31, 2001	8,632.784	25,861,238	432,823	26,294,061

Net Income	-	5,696,335	102,698	5,799,033

Redemptions	  (656.948)	(2,035,825)	       -      	(2,035,825)

Partners' Capital,
	September 30, 2002	7,975.836	29,521,748	  535,521	30,057,269










The accompanying notes are an integral part of these financial statements.


	DEAN WITTER CORNERSTONE FUND III
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Nine Months Ended September 30,

	      2002     	      2001
	    $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income		5,799,033	1,916,499
Noncash item included in net income:
	Net change in unrealized		(2,607,787)	(96,854)

(Increase) decrease in operating assets:
	Net option premiums		(22,160)	(12,064)
	Due from Morgan Stanley DW		9,161	(78,475)
	Interest receivable (Morgan Stanley DW)		(2,829)	52,402

Increase (decrease) in operating liabilities:
	Accrued administrative expenses		(14,132)	27,670
	Accrued management fees		2,882	               (7)

Net cash provided by operating activities		3,164,168	   1,809,171


CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in redemptions payable		49,739	(135,081)
Redemptions of Units		(2,035,825)	   (1,776,627)

Net cash used for financing activities		(1,986,086)	   (1,911,708)

Net increase (decrease) in cash		1,178,082	(102,537)

Balance at beginning of period		26,471,514	  24,902,313

Balance at end of period		27,649,596	  24,799,776




	The accompanying notes are an integral part of these financial statements.

DEAN WITTER CORNERSTONE FUND III
NOTES TO FINANCIAL STATEMENTS
September 30, 2002
(Unaudited)


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

On February 27, 2002, the Partnership received notification of a preliminary entitlement to payment from the Sumitomo Copper Litigation Settlement Administrator. The Partnership received payment of this settlement award in the amount of $2,842,492 as of August 31, 2002.

2.  Related Party Transactions
The Partnership's cash is on deposit with Morgan Stanley DW, MS & Co. and MSIL in futures, forwards, and options trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds based on a rate equal to the average yield on 13-week U.S. Treasury bills. The Partnership pays brokerage commissions to Morgan Stanley DW.

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

The net unrealized gains (losses) on open contracts, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:

	Net Unrealized Gains (Losses)
	on Open Contracts	Longest Maturities
		Off-			Off-
	Exchange-	Exchange-		Exchange-	Exchange-
Date	 Traded  	  Traded   	Total	 Traded  	 Traded
	 $	  $	$

Sep. 30, 2002	2,366,018	314,337	2,680,355	Sep. 2003	Dec. 2002
Dec. 31, 2001	(679,746)	752,314	72,568	Dec. 2002	Mar. 2002

DEAN WITTER CORNERSTONE FUND III
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnership's assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for all of the Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $30,015,614 and $25,791,768 at September 30, 2002 and December 31, 2001,
respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements

DEAN WITTER CORNERSTONE FUND III
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

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

There are no material trends, demands, commitments, events or uncertainties known at the present time that will result in or that are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way.

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

Results of Operations
General. The Partnership's results depend on the Trading Managers and the ability of the Trading Managers' trading programs to take advantage of price movements or other profit opportunities in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for the three and nine month periods ended September 30, 2002 and 2001 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Managers trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Managers or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Managers' trading activities on behalf of the Partnership and how the Partnership has performed in the past.

The Partnership's results of operations are set forth in financial statements prepared in accordance with United States generally accepted accounting principles, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized profit/loss" for open (unrealized) contracts, and recorded as "Realized profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading revenues. Earned interest income revenue, as well as management fees, incentive fees and brokerage expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions other than those presently used relating to the application of critical accounting policies are reasonably plausible that could affect reported amounts.

For the Quarter and Nine Months Ended September 30, 2002
For the quarter ended September 30, 2002, the Partnership recorded total trading revenues, including interest income, of $5,547,653 and posted an increase in net asset value per Unit. The most significant gains of approximately 13.4% were recorded in the global interest rate futures markets from previously established long positions in U.S. and European interest rate futures, as prices trended higher throughout the quarter due to investors seeking a safe haven from falling equity prices and increased pessimism regarding a global economic recovery. Gains of approximately 1.5% were recorded in the energy markets from long positions in crude oil futures as prices trended higher on the increasing possibility of military action against Iraq. Additional gains of approximately 1.4% were recorded in the global stock index futures markets, primarily during July and September, from short positions in U.S. and European stock index futures as prices weakened amid suspicions regarding corporate accounting practices and global political and economic uncertainty. A portion of the Partnership's overall gains was offset by losses of approximately 7.0% in the currency markets from previously established long positions in the Swiss franc, Japanese yen, and euro relative to the U.S. dollar as these currencies weakened against the dollar due to the emphasis on a "strong dollar" policy by the Bush Administration during July and the persistence of trendless price activity during August and September. Additional losses of approximately 1.3% were recorded in the metals markets from long positions in gold futures as prices reversed lower during July. On February 27, 2002, the Partnership received notification of a preliminary entitlement to payment from the Sumitomo Copper Litigation Settlement Administrator. The Partnership received payment of this settlement award in the amount of $2,842,492 as of August 31, 2002. Total expenses for the three months ended September 30, 2002 were $620,612, resulting in net income of $4,927,041. The net asset value of a Unit increased from $3,159.95 at June 30, 2002 to $3,768.54 at September 30, 2002.

For the nine months ended September 30, 2002, the Partnership recorded total trading revenues, including interest income, of $7,611,223 and posted an increase in net asset value per Unit. The most significant gains of approximately 14.8% were recorded in the global interest rate futures markets from long positions in U.S., European, and Japanese interest rate futures as prices trended higher during a majority of the second and third quarters due to uncertainty regarding a global economic recovery. A portion of the Partnership's overall gain was offset by losses of approximately 1.8% recorded in the global stock index futures markets from long positions in Nikkei 225 Index futures as Japanese equity prices fluctuated from January through May amid concerns regarding the stability of the yen. Total expenses for the nine months ended September 30, 2002 were $1,812,190, resulting in net income of $5,799,033. The net asset value of a Unit increased from $3,045.84 at December 31, 2001 to $3,768.54 at September 30, 2002.

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

For the nine months ended September 30, 2001, the Partnership recorded total trading revenues, including interest income, of $3,861,798 and posted an increase in net asset value per Unit.
The most significant gains of approximately 12.8% were recorded in the global interest rate futures markets primarily during the third quarter from long positions in short-term U.S. interest rate futures as prices trended higher in anticipation and reaction to interest rate cuts by the U.S. Federal Reserve and as investors sought a safe haven from declining stock prices. Additional gains were recorded throughout the first quarter from long positions in Japanese interest rate futures as prices moved higher amid weak

Japanese stock prices and disappointing economic data in that country. In the global stock index futures markets, gains of approximately 3.6% were recorded primarily during September from short positions in S&P 500, DAX and Nikkei index futures as equity prices moved sharply lower amid worries regarding global economic uncertainty. In the metals markets, gains of approximately 2.0% were recorded throughout the third quarter from short positions in base metal futures as prices trended lower as a result of increased supplies and weak demand. In the soft commodities markets, gains of approximately 1.2% were recorded throughout a majority of the first and second quarters from short cotton futures positions as prices moved lower on weak export sales and low demand. These gains were partially offset by losses of approximately 5.4% recorded in the energy markets throughout the first nine months of the year from positions in the crude oil futures and its related products as a result of volatility in oil prices due to a continually changing outlook for inventory, supply, production and global demand. In the currency markets, losses of approximately 5.3% were experienced primarily during the first quarter from cross-rate transactions involving the euro versus the Japanese yen and from positions in the British pound relative to the U.S. dollar. Total expenses for the nine months ended September 30, 2001 were $1,945,299, resulting in net income of $1,916,499. The net asset value of a Unit increased from $3,037.53 at December 31, 2000 to $3,254.65 at September 30, 2001.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at September 30, 2002 and 2001. At September 30, 2002 and 2001, the Partnership's total capitalization was approximately $30 million and $29 million, respectively.

	Primary Market	September 30, 2002	September 30, 2001
	Risk Category	Value at Risk	Value at Risk

	Currency	(2.94)%	(0.64)%
Interest Rate	(1.15)	(1.89)
Equity	(0.14)	(0.23)
Commodity	(1.85)	(1.29)
	Aggregate Value at Risk	(3.61)%	(2.56)%

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

The table above represents the VaR of the Partnership's open positions at September 30, 2002 and 2001 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from October 1, 2001 through September 30, 2002.

Primary Market Risk Category	High	Low	Average
Currency	(2.94)%	 (0.86)%	(2.19)%

Interest Rate 	(1.78)	(0.83)	(1.24)

Equity	(0.50)	(0.14)	(0.30)

Commodity	(1.85)	(0.68)	(1.25)

Aggregate Value at Risk	(3.61)%	(2.23)%	(2.95)%


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

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at September 30, 2002 and 2001, and for the end of the four quarterly reporting periods from October 1, 2001 through September 30, 2002. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At September 30, 2002, the Partnership's cash balance at Morgan Stanley DW was approximately 83% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at September 30, 2002, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. The primary market exposure of the Partnership at September 30, 2002 was to the currency complex. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At September 30, 2002, the Partnership's major exposure was to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Interest Rate. The second largest market exposure of the Partnership at September 30, 2002 was to the global interest rate complex. Exposure was primarily spread across German, U.S. and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g., Australia. Demeter anticipates that G-7 and Australia interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Equity.	The Partnership's primary equity exposure at September
30, 2002 was to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At September 30, 2002, the Partnership's primary exposures were to the S&P 500 (U.S.), DAX (Germany) and Nikkei (Japan) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., European and Japanese indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.

Commodity.
Energy. At September 30, 2002, the Partnership's energy exposure was shared primarily by futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from political developments in the Middle East, weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and may continue in this choppy pattern.

Metals.  The Partnership's metals exposure at September 30,
2002 was to fluctuations in the price of precious metals, such as gold and silver, and base metals, such as aluminum, copper and nickel. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets. The Trading
Managers, from time to time, take positions as market opportunities develop. Demeter anticipates that the Partnership will continue to be exposed to the precious and base metals markets.

Soft Commodities and Agriculturals. At September 30, 2002, the Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to the sugar, coffee and soybean markets. Supply and demand inequalities, severe weather disruption and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2002:

Foreign Currency Balances. The Partnership's primary foreign currency balances at September 30, 2002 were in euros and Japanese yen. The Partnership controls the non-trading risk of these balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

Item 4.	CONTROLS AND PROCEDURES
  (a)	As of a date within 90 days of the filing date of this
quarterly report, the President and Chief Financial
Officer of the general partner, Demeter, have evaluated the Partnership's disclosure controls and procedures, and have judged such controls and procedures to be effective.

  (b)	There have been no significant changes in the
Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
None.


Item 5.  OTHER INFORMATION

Changes in Management

The following changes have been made to the Board of Directors and Officers of Demeter Management Corporation, the general partner:

Mr. Robert E. Murray resigned the position of President of Demeter. Mr. Murray, however, retains his position as Chairman and as a Director of Demeter.

Mr. Jeffrey A. Rothman, age 41, was named President and a Director of Demeter. Mr. Rothman is the Executive Director of Morgan Stanley Managed Futures, responsible for overseeing all aspects of the firm's managed futures department. He is also President and a Director of Morgan Stanley Futures & Currency Management Inc., Morgan Stanley's internal commodity trading advisor. Mr. Rothman has been with the Managed Futures Department for sixteen years and most recently held the position of National Sales Manager, assisting Branch Managers and Financial Advisors with their managed futures education, marketing, and asset retention efforts. Throughout his career, Mr. Rothman has helped with the development, marketing, and administration of approximately 33 commodity pool investments. Mr. Rothman is an active member of the Managed Funds Association and serves on its Board of Directors.

Mr. Frank Zafran, age 47, will become a Director of Demeter and of Morgan Stanley Futures & Currency Management Inc. once he has registered with the National Futures Association as an associated person of both firms, which registration is currently pending.
Mr. Zafran is an Executive Director of Morgan Stanley and in September 2002, was named Chief Administrative Officer of Morgan Stanley's Global Products and Services Division. Mr. Zafran joined the firm in 1979 and has held various positions in Corporate Accounting and the Insurance Department, including Senior Operations Officer - Insurance Division, until his appointment in 2000 as Director of 401(k) Plan Services, responsible for all aspects of 401(k) Plan Services including marketing, sales and operations. Mr. Zafran received a B.S. degree in Accounting from Brooklyn College, New York.

Mr. Raymond E. Koch resigned the position of Chief Financial
Officer of Demeter.

Mr. Jeffrey D. Hahn, age 45, was named Chief Financial Officer of Demeter. Mr. Hahn began his career at Morgan Stanley in 1992 and is currently an Executive Director responsible for the management and supervision of the accounting, reporting, tax and finance functions for the firm's private equity, managed futures, and certain legacy real estate investing activities. He is also Chief Financial Officer of Morgan Stanley Futures & Currency Management Inc. From August 1984 through May 1992, Mr. Hahn held various positions as an auditor at Coopers & Lybrand, specializing in manufacturing businesses and venture capital organizations. Mr. Hahn received his B.A. in economics from St. Lawrence University in 1979, an M.B.A. from Pace University in 1984, and is a Certified Public Accountant.

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

99.01	Certification of Periodic Report by Jeffrey A. Rothman,
President of Demeter Management Corporation, general
partner of the Partnership.
99.02	Certification of Periodic Report by Jeffrey D. Hahn,
Chief Financial Officer of Demeter Management
Corporation, general partner of the Partnership.

(B)	  Reports on Form 8-K - None.

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




                        Dean Witter Cornerstone Fund III
                        (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

November 14, 2002       By:/s/Jeffrey D. Hahn              _
                              Jeffrey D. Hahn
                              Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.

CERTIFICATIONS

I, Jeffrey A. Rothman, President of Demeter Management
Corporation, the general partner of the Partnership, certify that:

1.		I have reviewed this quarterly report on Form 10-Q of the
Partnership;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other
financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this quarterly report;

4.	Demeter's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the Partnership and we have:

a)	designed such disclosure controls and procedures to ensure
that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Partnership's
disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report
(the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions about
the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
Date;

5.	Demeter's other certifying officers and I have disclosed,
based on our most recent evaluation, to the Partnership's auditors and the audit committee of Demeter's board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of
internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves
management or other employees who have a significant role in the Partnership's internal controls; and

6.	Demeter's other certifying officers and I have indicated in
this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  November 14, 2002	/s/	Jeffrey A. Rothman
		Jeffrey A. Rothman
		President, Demeter Management
		Corporation, general partner
		of the Partnership

CERTIFICATIONS

I, Jeffrey D. Hahn, Chief Financial Officer of Demeter Management
Corporation, the general partner of the Partnership, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the
Partnership;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other
financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this quarterly report;

4.	Demeter's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the Partnership and we have:

a)	designed such disclosure controls and procedures to ensure
that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Partnership's
disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report
(the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions about
the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
Date;

5.	Demeter's other certifying officers and I have disclosed,
based on our most recent evaluation, to the Partnership's auditors and the audit committee of Demeter's board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of
internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves
management or other employees who have a significant role in the Partnership's internal controls; and

6.	Demeter's other certifying officers and I have indicated in
this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002	/s/	Jeffrey D. Hahn
		Jeffrey D. Hahn
		Chief Financial Officer,
		Demeter Management
		Corporation, general partner
		of the Partnership

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Dean Witter Cornerstone Fund III (the "Partnership") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey A. Rothman, President, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of Section
13 or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.









By:	  /s/	Jeffrey A. Rothman

Name:		Jeffrey A. Rothman
Title:	President

Date:		November 14, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Dean Witter Cornerstone Fund III (the "Partnership") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey D. Hahn, Chief Financial Officer, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of
Section 13 or 15(d) of the Securities Exchange Act of
1934; and
(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.









By:	  /s/	Jeffrey D. Hahn

Name:		Jeffrey D. Hahn
Title:	Chief Financial Officer

Date:		November 14, 2002