Form 10-Q
period 2003-06-30
WITTER DEAN CORNERSTONE FUND III
filed 2003-08-12
CIK 737000

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2003 or

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

Yes    X       	No___________




       <table>	DEAN WITTER CORNERSTONE FUND III

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	June 30, 2003




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of June 30, 2003
		(Unaudited) and December 31, 2002..........................2

		Statements of Operations for the Quarters Ended
		June 30, 2003 and 2002 (Unaudited).........................3

		Statements of Operations for the Six Months Ended
		June 30, 2003 and 2002 (Unaudited).........................4

		Statements of Changes in Partners? Capital for the
		Six Months Ended June 30, 2003 and 2002 (Unaudited)........5

		Statements of Cash Flows for the Six Months Ended
		June 30, 2003 and 2002 (Unaudited) ........................6

		Notes to Financial Statements (Unaudited)...............7-11

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations.......12-21

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................22-35

Item 4.	Controls and Procedures................................35


Part II. OTHER INFORMATION

Item 1.	Legal Proceedings......................................36

Item 5.	Other Information......................................36

Item 6.	Exhibits and Reports on Form 8-K....................36-38


       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER CORNERSTONE FUND III
	STATEMENTS OF FINANCIAL CONDITION
	                     June 30,	December  31,
           2003    	    2002
	                      $	   $
	                     (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	29,500,551	26,372,589

	Net unrealized loss on open contracts (MSIL)	(321,953)	(443,790)
	Net unrealized gain (loss) on open contracts (MS&Co.)	   (332,588)	 1,996,397

	Total net unrealized gain (loss) on open contracts	   (654,541)	   1,552,607

	     Total Trading Equity	28,846,010	27,925,196

Due from Morgan Stanley DW	22,327	     264,529
Interest receivable (Morgan Stanley DW)	       19,038	         21,594

	     Total Assets	  28,887,375	  28,211,319

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

	Redemptions payable	195,323	144,217
	Accrued administrative expenses	137,349	145,017
	Accrued management fees	      83,854	        81,861

	     Total Liabilities	    416,526	      371,095

Partners? Capital

	Limited Partners (7,332.063 and
	  7,608.072 Units, respectively)	28,078,262	27,329,760
	General Partner (102.516 and
	  142.103 Units, respectively)	     392,587	      510,464

	     Total Partners? Capital	  28,470,849	  27,840,224

	     Total Liabilities and Partners? Capital	  28,887,375	  28,211,319


NET ASSET VALUE PER UNIT	      3,829.52	      3,592.21

	The accompanying notes are an integral part of these financial statements.

	DEAN WITTER CORNERSTONE FUND III
	STATEMENTS OF OPERATIONS
(Unaudited)





	   For the Quarters Ended June 30,

	  2003  	  2002
	    $	   $
REVENUES
	Trading profit:
		Realized	   496,347		1,717,459
		Net change in unrealized		   333,981	1,687,400

			Total Trading Results 	   830,328		3,404,859

	Interest income (Morgan Stanley DW)	     62,111		     82,846

			Total		   892,439	3,487,705

EXPENSES

	Brokerage commissions (Morgan Stanley DW)		284,619	364,342
	Management fees		255,612	214,623
	Administrative expenses	      24,407	19,472
	Transaction fees and costs	      19,439	     36,217

			Total	    584,077	   634,654


NET INCOME 	    308,362	2,853,051


NET INCOME ALLOCATION

	Limited Partners	    304,224	2,803,983
	General Partner	4,138	49,068


NET INCOME PER UNIT

	Limited Partners	        	40.36	345.30
	General Partner		 40.36	345.30

	The accompanying notes are an integral part of these financial statements.

<table>	DEAN WITTER CORNERSTONE FUND III
	STATEMENTS OF OPERATIONS
(Unaudited)





	   For the Six Months Ended June 30,

	        2003  	  2002
	       $	   $
REVENUES
	Trading profit (loss):
		Realized		    5,210,035	(610,673)
		Net change in unrealized		   (2,207,148)	2,505,505

			Total Trading Results 		    3,002,887	1,894,832

	Interest income (Morgan Stanley DW)		       132,625	   168,738

			Total	    3,135,512	2,063,570

EXPENSES

	Brokerage commissions (Morgan Stanley DW)		      663,184	646,806
	Management fees		      525,886	429,889
	Administrative expenses	    	    49,445	38,710
	Transaction fees and costs	                                                                 40,613	    76,173

			Total		  1,279,128	1,191,578


NET INCOME 		  1,856,384	   871,992


NET INCOME ALLOCATION

	Limited Partners		1,824,261	855,777
	General Partner	32,123	16,215


NET INCOME PER UNIT

	Limited Partners		237.31	114.11
	General Partner		237.31	114.11


	The accompanying notes are an integral part of these financial statements.

       <table>	DEAN WITTER CORNERSTONE FUND III
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Six Months Ended June 30, 2003 and 2002
	(Unaudited)




                                                                          Units of
	Partnership	Limited	General
	     Interest   	  Partners  	   Partner   	     Total
		$	$	$


Partners? Capital,
December 31, 2001	8,632.784	25,861,238	432,823	26,294,061

Net Income	?	855,777	16,215	871,992

Redemptions	    (407.969)	(1,176,070)	          ?     	(1,176,070)

Partners? Capital,
June 30, 2002	  8,224.815	25,540,945	     449,038	25,989,983






Partners? Capital,
December 31, 2002	7,750.175	27,329,760	510,464	27,840,224

Net Income	?	1,824,261	32,123	1,856,384

Redemptions	    (315.596)	(1,075,759)	   (150,000)	(1,225,759)

Partners? Capital,
June 30, 2003	  7,434.579	28,078,262	     392,587	28,470,849









The accompanying notes are an integral part of these financial statements.



        <table>	DEAN WITTER CORNERSTONE FUND III
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Six Months Ended June 30,

	      2003     	      2002
	    $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income 		1,856,384	871,992
Noncash item included in net income:
	Net change in unrealized		2,207,148	(2,505,505)

Decrease in operating assets:
	Net option premiums		-    	8,742
	Due from Morgan Stanley DW		242,202	36,847
	Interest receivable (Morgan Stanley DW)		2,556	2,353

Increase (decrease) in operating liabilities:
	Accrued administrative expenses		(7,668)	(19,610)
	Accrued management fees		        1,993	        (1,076)

Net cash provided by (used for) operating activities		  4,302,615	 (1,606,257)


CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in redemptions payable		51,106	(63,863)
Redemptions of Units		   (1,225,759)	 (1,176,070)

Net cash used for financing activities		   (1,174,653)	 (1,239,933)

Net increase (decrease) in cash		3,127,962	(2,846,190)

Balance at beginning of period		   26,372,589	26,471,514

Balance at end of period	   29,500,551	 23,625,324





	The accompanying notes are an integral part of these financial statements.



       DEAN WITTER CORNERSTONE FUND III
NOTES TO FINANCIAL STATEMENTS
June 30, 2003
(Unaudited)


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

The Partnership?s contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standards No. 133, ?Accounting for Derivative Instruments and Hedging Activities? (?SFAS No. 133?). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

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

       DEAN WITTER CORNERSTONE FUND III
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The net unrealized gains (losses) on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the statements of financial condition, and their longest contract maturities were as follows:

	Net Unrealized Gains (Losses)
	on Open Contracts	Longest Maturities
		Off-			Off-
	Exchange-	Exchange-		Exchange-	Exchange-
Date	 Traded  	  Traded   	Total	 Traded  	 Traded
	 $	  $	$

Jun. 30, 2003      (345,274)     (309,267)  (654,541)	Dec. 2004 	Sep. 2003
Dec. 31, 2002	688,301	864,306	1,552,607	Dec. 2003	Mar. 2003

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership?s statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnership?s assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership?s

       DEAN WITTER CORNERSTONE FUND III
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $29,155,277 and $27,060,890 at June 30, 2003 and December 31, 2002, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership?s and MS & Co.?s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS & Co.?s bankruptcy or insolvency.


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

Capital Resources. The Partnership does not have, nor expect to have, any capital assets. Redemptions of additional units of limited partnership interest (?Unit(s)?) in the future will affect the amount of funds available for investment in futures, forwards and options in subsequent periods. It is not possible to estimate
       the amount, and therefore the impact, of future redemptions of Units.

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

Results of Operations
General. The Partnership?s results depend on the Trading Managers and the ability of the Trading Managers? trading programs to take advantage of price movements or other profit opportunities in the futures, forwards and options markets. The following presents a summary of the Partnership?s operations for the three and six month periods ended June 30, 2003 and 2002, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Managers trade in
       various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Managers or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Managers? trading activities on behalf of the Partnership and how the Partnership has performed in the past.

The Partnership?s results of operations set forth in the financial statements on pages 2 through 11 of this report were prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized profit/loss? for open (unrealized) contracts, and recorded as ?Realized profit/loss? when open positions are closed out, and the sum of these amounts constitutes the Partnership?s trading revenues. Interest income revenue, as well as management fees, incentive fees and brokerage commissions expenses of the Partnership are recorded on an accrual basis.

       Demeter believes that, based on the nature of the
operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarter and Six Months Ended June 30, 2003
For the quarter ended June 30, 2003, the Partnership recorded total trading revenues, including interest income, of $892,439 and posted an increase in net asset value per Unit. The most significant gains of approximately 4.3% were recorded in the global interest rate markets during May from long positions in U.S. and European interest rate futures as prices trended higher amid speculation of an interest rate cut by the U.S. Federal Reserve and lingering doubts concerning a global economic recovery. Additional gains of approximately 3.3% were recorded in the currency markets, primarily during April and May, from long positions in the euro versus the U.S. dollar as the value of the euro continued to trend higher following the decision by the European Central Bank to leave interest rates unchanged. Additional gains were provided from long positions in the euro versus the Japanese yen as the value of the euro also increased against the yen. A portion of the Partnership?s overall gains for the quarter was offset by losses of approximately 2.0% experienced in the global stock index markets from short positions in European and U.S. stock index futures as global equity prices rallied during April in response to positive
       earnings announcements and the conclusion of the war in
Iraq. During May, losses in this sector were incurred from short positions in Japanese stock index futures as prices reversed higher on increased optimism that the Japanese government would take steps to support that nation?s stock market. In the agricultural markets, losses of approximately 1.7% resulted from long positions in cotton futures during April as prices declined due to strong selling prompted by reports of lower exports and shrinking Asian demand. Losses of approximately 1.5% were recorded in the metals markets, primarily during June from long positions in copper and aluminum futures as prices declined in anticipation of an interest rate cut by the U.S. Federal Reserve. Total expenses for the three months ended June 30, 2003 were $584,077, resulting in net income of $308,362. The net asset value of a Unit increased from $3,789.16 at March 31, 2003 to $3,829.52 at June 30, 2003.

For the six months ended June 30, 2003, the Partnership recorded total trading revenues, including interest income, of $3,135,512 and posted an increase in net asset value per Unit. The most significant gains of approximately 5.7% were experienced in the global interest rate markets from long positions in U.S. and European interest rate futures during January, February and May as prices trended higher amid investor demand for fixed income investments due to uncertainty in global equity markets and lingering doubts concerning a global economic recovery. In the
       currency markets, gains of approximately 4.6% were
experienced from long positions in the euro versus the U.S. dollar and the Japanese yen as the value of the euro trended higher during January and early in the second quarter following the decision by the European Central Bank to leave interest rates unchanged. Gains of approximately 4.1% were recorded in the energy markets during January and February from long positions in natural gas futures as prices continued to trend higher in response to prolonged frigid temperatures in the northeastern and midwestern United States. Additional gains resulted from long positions in crude oil futures as prices rallied during the same period amid the looming threat of military action against Iraq and an overall decline in inventories. A portion of the Partnership?s overall gains was offset by losses of approximately 2.3% in the metals markets from positions in aluminum and copper futures as prices whipsawed throughout a majority of the first half of the year, thus resulting in trendless markets.
Additional losses of approximately 1.5% experienced in the global stock index markets resulted from short positions in U.S. stock index futures during April as global equity prices rallied in response to positive earnings announcements and the conclusion of the war in Iraq. Losses of approximately 1.4% in the agricultural markets were incurred from short positions in corn futures during May as prices moved higher amid concerns of weather related crop damage in the U.S. midwest. Total expenses for the six months ended June 30, 2003 were $1,279,128, resulting
       in net income of $1,856,384. The net asset value of a Unit increased from $3,592.21 at December 31, 2002 to $3,829.52 at June 30, 2003.

For the Quarter and Six Months Ended June 30, 2002
For the quarter ended June 30, 2002, the Partnership recorded total trading revenues, including interest income, of $3,487,705 and posted an increase in net asset value per Unit. The most significant gains of approximately 14.0% were recorded in the currency markets primarily during May and June from previously established long positions in euros and Swiss francs relative to the U.S. dollar as the value of these currencies strengthened against the dollar amid falling equity prices, concerns regarding corporate accounting integrity and weak U.S. economic data. Additional gains of approximately 3.6% were recorded in the global interest rate futures markets primarily in June from long positions in eurodollar futures as prices trended higher following weakness in U.S. equity markets, geopolitical concerns and uncertainty surrounding a global economic recovery. Losses of approximately 4.l% were recorded in the energy markets primarily during May from previously established long positions in crude oil futures as prices moved lower on supply and demand concerns. Total expenses for the three months ended June 30, 2002 were $634,654, resulting in net income of $2,853,051. The net asset value of a Unit increased from $2,814.65 at March 31, 2002 to $3,159.95 at June 30, 2002.

       For the six months ended June 30, 2002, the Partnership recorded total trading revenues, including interest income, of $2,063,570 and posted an increase in net asset value per Unit. The most significant gains of approximately 7.0% were recorded in the currency markets primarily during May and June from previously established long positions in euro and Swiss franc relative to the U.S. dollar as the value of these currencies strengthened against the U.S. dollar amid falling equity prices, concerns regarding corporate accounting integrity and weak U.S. economic data. Additional gains of approximately 1.3% were recorded in the global interest rate futures markets primarily during June from long positions in Japanese, U.S. and European interest rate futures as prices trended higher following weakness in U.S. equity markets, geopolitical concerns and uncertainty surrounding a global economic recovery. Losses of approximately 3.1% were recorded in the global stock index futures markets from both long and short positions in U.S. and Japanese stock index futures as prices failed to trend amidst global economic uncertainty, corporate accounting integrity and the ongoing threat of terrorism. Additional losses of approximately 2.4% were recorded in the energy markets primarily during May from previously established long positions in crude oil futures as prices moved lower following supply and demand concerns. Total expenses for the six months ended June 30, 2002 were $1,191,578, resulting in net income of $871,992. The net asset value of a
       Unit increased from $3,045.84 at December 31, 2001 to
$3,159.95 at June 30, 2002.


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

The futures, forwards and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities. Fluctuations in market risk based upon these factors result in frequent changes in the fair value of the Partnership?s open positions, and consequently, in its earnings and cash flow.

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

The Partnership accounts for open positions on the basis of mark-to-market accounting principles. Any loss in the market value of the Partnership?s open positions is directly reflected in the Partnership?s earnings, whether realized or unrealized, and its
       cash flow.  Profits and losses on open positions of
exchange-traded futures, forwards and options are settled daily through variation margin.

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

The Partnership?s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange-traded instruments and are also not based on exchange and/or dealer-based margin requirements.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total net assets by primary market risk category at June 30, 2003 and 2002. At June 30, 2003 and 2002, the Partnership?s total capitalization was approximately $28 million and $26 million, respectively.

	Primary Market	           June 30, 2003      June 30, 2002
	Risk Category	            Value at Risk      Value at Risk

      Interest Rate	(1.55)%	(1.78)%
      Equity	(1.12)	(0.34)
	Currency	(1.09)	  (2.24)
      Commodity	(1.41)	(0.71)
	Aggregate Value at Risk	(2.45)%	(3.00)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk above represents the VaR of the Partnership?s open positions across all the market categories, and is less than the sum of the VaR(s) for all such market categories due to the diversification benefit across asset classes.

The table above represents the VaR of the Partnership?s open positions at June 30, 2003 and 2002 only and is not necessarily
       representative of either the historic or future risk of an investment in the Partnership. Because the Partnership?s only business is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership?s high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from July 1, 2002 through June 30, 2003.

Primary Market Risk Category	High	Low	Average
Interest Rate	(1.55)%	(0.63)%	(1.01)%

Equity	(1.12)	(0.08)	(0.53)

Currency 	(2.94)	(0.92)	(1.89)

Commodity	(1.85)	(0.47)	(1.25)

Aggregate Value at Risk	(3.61)%	(1.54)%	(2.66)%


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

       The VaR tables above present the results of the
Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at June 30, 2003 and 2002, and for the end of the four quarterly reporting periods from July 1, 2002 through June 30, 2003. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At June 30, 2003, the Partnership?s cash balance at Morgan Stanley DW was approximately 95% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

       The following were the primary trading risk exposures of the Partnership at June 30, 2003, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. The primary market exposure of the Partnership at June 30, 2003 was to the global interest rate complex. Exposure was primarily spread across the U.S. and European interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consists of France, the U.S., Britain, Germany, Japan, Italy and Canada. Demeter anticipates that the G-7 countries interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Equity.	The second largest market exposure of the Partnership
at June 30, 2003 was to the global stock index sector.  The
       Partnership?s equity exposure is primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At June 30, 2003, the Partnership?s primary exposures were to the S&P 500 (U.S.), NASDAQ (U.S.) and TOPIX (Japan) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., Japanese and European stock indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.

Currency. The third largest market exposure of the Partnership at June 30, 2003 was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At June 30, 2003, the Partnership?s major exposures were to the Japanese yen, euro, British pound, Canadian dollar, Australian dollar and Swiss franc currency crosses, and outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of
       the Partnership?s currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.- based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Commodity.
Energy. At June 30, 2003, the Partnership?s energy exposure was shared primarily by futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from political developments in the Middle East, weather patterns and other economic fund-amentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in price resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Metals. The Partnership's metals exposure at June 30, 2003 was to fluctuations in the price of base metals, such as copper, aluminum and nickel. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets. The Trading Managers, from time to time, take positions when
       market opportunities develop and Demeter anticipates
that the Partnership will continue to do so.

Soft Commodities and Agriculturals. At June 30, 2003, the Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to the sugar and corn markets. Supply and demand inequalities, severe weather disruptions and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2003:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at June 30, 2003 were in euros, Japanese yen and Canadian dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Managers, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership?s assets
       among different Trading Managers, each of whose strategies focus on different market sectors and trading approaches, and monitoring the performance of the Trading Managers daily. In addition, the Trading Managers establish diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

Demeter monitors and controls the risk of the Partnership?s non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Managers.

Item 4.	CONTROLS AND PROCEDURES
  (a)	As of the end of the period covered by this quarterly
report, the President and Chief Financial Officer of the general partner, Demeter, have evaluated the effectiveness of the Partnership?s disclosure controls and procedures (as defined in Rules 13a?15(e) and 15d?
15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

  (b)	There have been no significant changes in the
Partnership?s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


       PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
None.



Item 5.  OTHER INFORMATION

Changes in Management. The following changes have been made to the Board of Directors and Officers of Demeter:

Mr. Robert E. Murray resigned the position of Chairman of the Board of Directors of Demeter.

Mr. Jeffrey A. Rothman, President and Director of Demeter, was named Chairman of the Board of Directors of Demeter.

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
10.11	Securities Account Control Agreement among the
Partnership, Morgan Stanley & Co. Incorporated, and
Morgan Stanley DW Inc., dated as of May 1, 2000, is
incorporated by reference to Exhibit 10.03 of the
Partnership?s Form 8-K (File No. 0-13299) filed with the Securities and Exchange Commission on November 13, 2001.
31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to rules 13(a)-15(e) and 15d-15(e), as adopted
pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.
31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
Partnership, pursuant to rules 13(a)-15(e) and 15d-15(e),
as adopted pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.
32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to 18 U.S.C. Section 1350, as adopted pursuant
to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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



				         Dean Witter Cornerstone Fund III
				         (Registrant)

                     By:   Demeter Management Corporation
                           (General Partner)

August 12, 2003      By:   /s/Jeffrey D. Hahn
                              Jeffrey D. Hahn
                              Director and Chief Financial Officer







The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.