Form 10-Q
period 2003-09-30
WITTER DEAN CORNERSTONE FUND III
filed 2003-11-12
CIK 737000

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2003 or

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2003




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of September 30, 2003
		(Unaudited) and December 31, 2002..........................2

		Statements of Operations for the Quarters Ended
		September 30, 2003 and 2002 (Unaudited)....................3

		Statements of Operations for the Nine Months Ended
		September 30, 2003 and 2002 	(Unaudited)....................4

		Statements of Changes in Partners' Capital for the Nine Months Ended September 30, 2003 and 2002 (Unaudited)..5

		Statements of Cash Flows for the Nine Months Ended
		September 30, 2003 and 2002 (Unaudited)....................6

		Notes to Financial Statements (Unaudited)...............7-11

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations.......12-21

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................22-35

Item 4.	Controls and Procedures................................35


Part II. OTHER INFORMATION

Item 1.	Legal Proceedings......................................36

Item 5.	Other Information......................................36

Item 6.	Exhibits and Reports on Form 8-K....................36-38


       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER CORNERSTONE FUND III
	STATEMENTS OF FINANCIAL CONDITION
	                     September 30,	December  31,
	      2003     	      2002
	                      $	   $
	                     (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	26,169,696	26,372,589

	Net unrealized loss on open contracts (MSIL)	(354,613)	(443,790)
	Net unrealized gain (loss) on open contracts (MS&Co.)	     (421,935)	 1,996,397

	Total net unrealized gain (loss) on open contracts	     (776,548)	   1,552,607

	     Total Trading Equity	25,393,148	27,925,196

Due from Morgan Stanley DW	21,424	     264,529
Interest receivable (Morgan Stanley DW)	        16,834	         21,594

	     Total Assets	  25,431,406	  28,211,319

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Redemptions payable	277,382	144,217
	Accrued administrative expenses	144,732	145,017
	Accrued management fees	        73,753	         81,861

	     Total Liabilities	      495,867	       371,095

Partners' Capital

	Limited Partners (7,150.188 and
	  7,608.072 Units, respectively)	24,583,079	27,329,760
	General Partner (102.516 and
	  142.103 Units, respectively)	       352,460	      510,464

	     Total Partners' Capital	  24,935,539	  27,840,224

	     Total Liabilities and Partners' Capital	  25,431,406	  28,211,319

NET ASSET VALUE PER UNIT	      3,438.10	      3,592.21

	The accompanying notes are an integral part of these financial statements.

       <table>

	DEAN WITTER CORNERSTONE FUND III
	STATEMENTS OF OPERATIONS
(Unaudited)


	   For the Quarters Ended September 30,

	      2003     	      2002
	      $	      $
REVENUES
	Trading profit (loss):
		Realized	(2,210,053)	2,509,561
		Net change in unrealized	   (122,007)	    102,282
				(2,332,060)	2,611,843
	Proceeds from Litigation Settlement		        -        	2,842,492

			Total Trading Results 	(2,332,060)	5,454,335

	Interest income (Morgan Stanley DW)	      51,573	     93,318

			Total	(2,280,487)	5,547,653

EXPENSES
	Brokerage commissions (Morgan Stanley DW)		329,127	318,035
	Management fees		236,581	235,623
	Transaction fees and costs	16,286	     40,804
	Administrative expenses		15,566	    26,150

			Total		   597,560	   620,612

NET INCOME (LOSS)	(2,878,047)	4,927,041


NET INCOME (LOSS) ALLOCATION

	Limited Partners	(2,837,920)	4,840,558
	General Partner	(40,127)	86,483

NET INCOME (LOSS) PER UNIT

	Limited Partners		(391.42)	608.59
	General Partner		(391.42)	608.59




	The accompanying notes are an integral part of these financial statements.

       <table>
DEAN WITTER CORNERSTONE FUND III
	STATEMENTS OF OPERATIONS
(Unaudited)





	   For the Nine Months Ended September 30,

	      2003     	      2002
	      $	   $
REVENUES
	Trading profit (loss):
		Realized	  2,999,982	1,898,888
		Net change in unrealized	(2,329,155)	2,607,787
				670,827	4,506,675
	Proceeds from Litigation Settlement		        -        	2,842,492

			Total Trading Results 		670,827	7,349,167

	Interest income (Morgan Stanley DW)		   184,198	   262,056

			Total	   855,025		7,611,223

EXPENSES
	Brokerage commissions (Morgan Stanley DW)		992,311	964,841
	Management fees		762,467	665,512
	Administrative expenses	65,011	64,860
	Transaction fees and costs	     56,899		   116,977

			Total	1,876,688		1,812,190


NET INCOME (LOSS)	(1,021,663)	   5,799,033


NET INCOME (LOSS) ALLOCATION

	Limited Partners	(1,013,659)	5,696,335
	General Partner	(8,004)	102,698

NET INCOME (LOSS) PER UNIT

	Limited Partners		(154.11)	722.70
	General Partner		(154.11)	722.70


	The accompanying notes are an integral part of these financial statements.

	DEAN WITTER CORNERSTONE FUND III
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Nine Months Ended September 30, 2003 and 2002
	(Unaudited)




                                                                          Units of
	Partnership	Limited	General
	     Interest   	  Partners  	   Partner   	     Total
		$	$	$


Partners' Capital,
December 31, 2001	8,632.784	25,861,238	432,823	26,294,061

Net Income	-	5,696,335	102,698	5,799,033

Redemptions	   (656.948)	(2,035,825) 	     -      	 (2,035,825)

Partners' Capital,
September 30, 2002	7,975.836	29,521,748	535,521	30,057,269






Partners' Capital,
December 31, 2002	7,750.175	27,329,760	510,464	27,840,224

Net Loss	                      -  	(1,013,659)	(8,004)	(1,021,663)

Redemptions	  (497.471)	(1,733,022)	  (150,000) 	(1,883,022)

Partners' Capital,
September 30, 2003	7,252.704	24,583,079	352,460	24,935,539








The accompanying notes are an integral part of these financial statements.



       <table>
	DEAN WITTER CORNERSTONE FUND III
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Nine Months Ended September 30,

	      2003     	      2002
	    $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)		(1,021,663)	5,799,033
Noncash item included in net income (loss):
	Net change in unrealized		2,329,155	(2,607,787)

(Increase) decrease in operating assets:
	Net option premiums		-      	(22,160)
	Due from Morgan Stanley DW		243,105	9,161
	Interest receivable (Morgan Stanley DW)		4,760	(2,829)

Increase (decrease) in operating liabilities:
	Accrued administrative expenses		(285)	(14,132)
	Accrued management fees		          (8,108)	           2,882

Net cash provided by operating activities		    1,546,964	        3,164,168


CASH FLOWS FROM FINANCING ACTIVITIES

Increase in redemptions payable		133,165	49,739
Redemptions of Units	  (1,883,022)	 (2,035,825)

Net cash used for financing activities	  (1,749,857)	 (1,986,086)

Net increase (decrease) in cash	(202,893)	1,178,082

Balance at beginning of period		  26,372,589	 26,471,514

Balance at end of period	   26,169,696	 27,649,596




	The accompanying notes are an integral part of these financial statements.



       DEAN WITTER CORNERSTONE FUND III
NOTES TO FINANCIAL STATEMENTS
September 30, 2003
(Unaudited)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Dean Witter Cornerstone Fund III (the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2002 Annual Report on Form 10-K.

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

       DEAN WITTER CORNERSTONE FUND III
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Demeter, Morgan Stanley DW, MS & Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley. The trading managers of the Partnership are Graham Capital Management, L.P. and Sunrise Capital Management, Inc. (individually, a "Trading Manager", or collectively, the "Trading Managers").

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

       DEAN WITTER CORNERSTONE FUND III
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The net unrealized gains (losses) on open contracts, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:

	Net Unrealized Gains (Losses)
	on Open Contracts	Longest Maturities
		Off-			Off-
	Exchange-	Exchange-		Exchange-	Exchange-
Date	 Traded  	  Traded   	Total	 Traded  	 Traded
	 $	  $	$

Sep. 30, 2003    	(1,115,379)	338,831   (776,548)	Dec. 2004	Dec. 2003
Dec. 31, 2002	688,301	864,306	1,552,607	Dec. 2003	Mar. 2003

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.



The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnership's assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership's exchange-traded futures and futures-styled options contracts, are
       DEAN WITTER CORNERSTONE FUND III
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $25,054,317 and $27,060,890 at September 30, 2003 and December 31, 2002,
respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated, however, MS & Co. and Morgan Stanley DW will make daily settlements of losses as needed. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.


       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS


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

There are no known material trends, favorable or unfavorable, that would affect, and no expected material changes to, the Partnership's capital resource arrangements at the present time. The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments that would affect its liquidity or capital resources. The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The value of futures contracts is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day.

Results of Operations
General. The Partnership's results depend on the Trading Managers and the ability of the Trading Managers' trading programs to take advantage of price movements or other profit opportunities in the futures, forwards and options markets. The following presents a summary of the Partnership's operations for the three and nine month periods ended September 30, 2003 and 2002, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Managers trade in
       various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Managers or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Managers' trading activities on behalf of the Partnership and how the Partnership has performed in the past.

The Partnership's results of operations set forth in the financial statements on pages 2 through 11 of this report were prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized profit/loss" for open (unrealized) contracts, and recorded as "Realized profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading revenues. Interest income revenue, as well as management fees, incentive fees and brokerage commissions expenses of the Partnership are recorded on an accrual basis.

       Demeter believes that, based on the nature of the
operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarter and Nine Months Ended September 30, 2003
For the quarter ended September 30, 2003, the Partnership recorded total trading losses, net of interest income, of $2,280,487 and posted a decrease in net asset value per Unit.
The most significant losses of approximately 5.7% were recorded in the global interest rate markets throughout the quarter from positions in U.S. and European interest rate futures as prices first declined during July amid a rally in global equity prices and then reversed higher during August and September as renewed fears for an unsustainable economic recovery resurfaced. In the energy markets, losses of approximately 2.3% were incurred primarily during September by positions in crude oil futures as prices first trailed lower and then unexpectedly reversed higher after OPEC announced that it would move to reduce output by limiting production in an effort to stem declining oil prices. Additional losses of approximately 2.3% in the currency markets resulted from short positions in the Swiss franc and euro versus the U.S. dollar during September as the dollar's value moved lower after the release of several weak U.S. economic reports prompted fears that a U.S. economic recovery was unsustainable. Smaller losses of approximately 0.8% were recorded in the metals
       markets, primarily during September from long futures positions in aluminum, as prices declined because investors feared a drop in demand following the release of disappointing U.S. economic data. A portion of the Partnership's overall losses was offset by gains of approximately 0.6% recorded in the agricultural markets, primarily during September, from long futures positions in soybean meal and soybeans as prices were lifted higher by robust U.S. export sales data and smaller crop assessments by the U.S. Department of Agriculture. Additional gains of approximately 0.5% were recorded in the global stock index markets during July from long positions in Japanese stock index futures as prices were buoyed by a rise in investor sentiment regarding the Japanese economy. Total expenses for the three months ended September 30, 2003 were $597,560, resulting in a net loss of $2,878,047. The net asset value of a Unit decreased from $3,829.52 at June 30, 2003 to $3,438.10 at
September 30, 2003.

For the nine months ended September 30, 2003, the Partnership recorded total trading revenues, including interest income, of $855,025 and after expenses, posted a decrease in net asset value per Unit. The most significant gains of approximately 2.2% were recorded in the currency markets from long positions in the euro versus the U.S. dollar as the value of the euro strengthened to an all-time high during May amid uncertainty regarding the Bush Administration's economic policy, renewed fears of potential
       terrorist attacks against American interests, and investor preference for non-U.S. dollar assets. During January and April, gains were also experienced from long positions in the euro versus the U.S. dollar as the U.S. dollar's value weakened amid renewed fears of a military conflict with Iraq, increased tensions with North Korea, and weak U.S. economic data.
Elsewhere in the currency markets, gains were recorded from long positions in the Australian dollar, Canadian dollar, and South African rand versus the U.S. dollar as the value of these currencies increased amid rising gold prices early in the year, as well as interest rate differentials between the respective countries and the U.S. Additional gains of approximately 1.7% in the energy markets were experienced from long positions in natural gas futures as prices trended higher during January and February due to prolonged frigid temperatures in the northeastern and midwestern U.S. A portion of the Partnership's overall gains for the first nine months of the year was offset by losses of approximately 3.1% incurred by the metals markets from long futures positions in aluminum and copper as prices fell during March, June, and August amid muted industrial demand, easing supply concerns and heavy technically-based selling. Additional losses of approximately 1.0% were experienced in global stock index futures markets, primarily during April, from short positions in European and U.S stock index futures as global equity prices rallied in response to positive earnings announcements and the conclusion of the war in Iraq. Further
       losses were experienced in September from long positions in European and U.S. stock index futures as global equity prices retreated amid a broad-based sell-off prompted by a steady stream of negative economic data that raised concerns about the strength of the global economy. Losses of approximately 0.7% were experienced in the agricultural markets during May and August from short positions in corn futures as prices moved higher amid concerns of weather related crop damage in the U.S. midwest. Total expenses for the nine months ended September 30, 2003 were $1,876,688, resulting in a net loss of $1,021,663. The net asset value of a Unit decreased from $3,592.21 at December 31, 2002 to $3,438.10 at September 30, 2003.

For the Quarter and Nine Months Ended September 30, 2002
For the quarter ended September 30, 2002, the Partnership recorded total trading revenues, including interest income, of $5,547,653 and posted an increase in net asset value per Unit. The most significant gains of approximately 13.4% were recorded in the global interest rate markets from previously established long positions in U.S. and European interest rate futures, as prices trended higher throughout the quarter due to investors seeking a safe haven from falling equity prices and increased pessimism regarding a global economic recovery. Gains of approximately 1.5% were recorded in the energy markets from long positions in crude oil futures as prices trended higher on the increasing possibility of military action against Iraq. Additional gains of approximately 1.4% were recorded in the global stock index futures markets, primarily during July and September, from short positions in U.S. and European Stock Index futures as prices weakened amid suspicious regarding corporate accounting practices and global political and economic uncertainty. A portion of the Partnership's overall gains was offset by losses of approximately 7.0% in the currency markets from previously established long positions in the Swiss franc, Japanese yen, and euro relative to the U.S. dollar as these currencies weakened against the dollar due to the emphasis on a "strong dollar" policy by the Bush Administration during July and the persistence of trendless price activity during August and September. Additional losses of approximately 1.3% were recorded in the metals markets from long positions in gold futures as prices reversed lower during July. On February 27, 2002, the Partnership received notification of a preliminary entitlement to payment from the Sumitomo Copper Litigation Settlement Administrator. The Partnership received payment of this settlement award in the amount of $2,842,492 as of August 30, 2002. Total expenses for the three months ended September 30, 2002 were $620,612, resulting in net income of $4,927,041. The net asset value of a Unit increased from $3,159.95 at June 30, 2002 to $3,768.54 at September 30, 2002.

For the nine months ended September 30, 2002, the Partnership recorded total trading revenues, including interest income, of
       $7,611,223 and posted an increase in net asset value per
Unit. The most significant gains of approximately 14.8% were recorded in the global interest rate markets from long positions in U.S., European and Japanese interest rate futures as prices trended higher during a majority of the second and third quarters due to uncertainty regarding a global economic recovery. A portion of the Partnership's overall gains was offset by losses of approximately 1.8% recorded in the global stock index markets from long positions in Nikkei 225 Index futures as Japanese equity prices fluctuated from January through May amid concerns regarding the stability of the yen. Total expenses for the nine months ended September 30, 2002 were $1,812,190, resulting in net income of $5,799,033. The net asset value of a Unit increased from $3,045.84 at December 31, 2001 to $3,768.54 at September 30,
2002.


       Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

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

The futures, forwards and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities. Fluctuations in market risk based upon these factors result in frequent changes in the fair value of the Partnership's open positions, and consequently in its earnings and cash flow.

The Partnership's total market risk is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership's open positions, the volatility present within the markets, and the liquidity of the markets. At different times, each of these factors may act to
       increase or decrease the market risk associated with the
Partnership.

The Partnership's past performance is not necessarily indicative of its future results. Any attempt to numerically quantify the Partnership's market risk is limited by the uncertainty of its speculative trading. The Partnership's speculative trading may cause future losses and volatility (i.e., "risk of ruin") that far exceed the Partnership's experience to date or any reasonable expectations based upon historical changes in market value.

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

The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership's open positions is directly reflected in the Partnership's earnings, whether realized or unrealized, and its
       cash flow.  Profits and losses on open positions of
exchange-traded futures, forwards and options are settled daily through variation margin.

The Partnership's risk exposure in the market sectors traded by the Trading Managers is estimated below in terms of Value at Risk ("VaR"). The VaR model used by the Partnership includes many variables that could change the market value of the Partnership's trading portfolio. The Partnership estimates VaR using a model based upon historical simulation with a confidence level of 99%. Historical simulation involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to price and interest rate risk. Market risks that are incorporated in the VaR model include equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The historical observation period of the Partner-ship's VaR is approximately four years. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days. In other words, one-day VaR for a portfolio is a number such that losses for a portfolio are estimated to exceed the VaR only one
       day in 100. VaR typically does not represent the worst case outcome.

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

The Partnership's VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

VaR models, including the Partnership's, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Managers in their daily risk management activities.
       Please further note that VaR as described above may not be comparable to similarly titled measures used by other entities.

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at September 30, 2003 and 2002. At September 30, 2003 and 2002, the Partnership's total capitalization was approximately $25 million and $30 million, respectively.

Primary Market	        September 30, 2003      September 30, 2002
Risk Category	            Value at Risk           Value at Risk

Equity                        (1.48)%	(0.14)%
Currency                      (1.43)		(2.94)
Interest Rate                 (0.33)		(1.15)
Commodity                     (1.59)		(1.85)
Aggregate Value at Risk       (2.76)%	(3.61)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the Partnership's open positions across all the market categories, and is less than the sum of the VaR(s) for all such market categories due to the diversification benefit across asset classes.

       The table above represents the VaR of the Partnership's open positions at September 30, 2003 and 2002 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the only business of the Partnership is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from October 1, 2002 through September 30, 2003.

Primary Market Risk Category	High	Low	Average
Equity	(1.48)%	(0.08)%	(0.86)%

Currency 	(2.60)	(0.92)	(1.51)

Interest Rate	(1.55)	(0.33)	(0.81)

Commodity	(1.59)	(0.47)	(1.19)

Aggregate Value at Risk	(3.03)%	(1.54)%	(2.45)%


Limitations on Value at Risk as an Assessment of Market Risk
The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and
15% of contract face value. Additionally, the use of leverage
       causes the face value of the market sector instruments held by the Partnership to typically be many times the total
capitalization of the Partnership. The value of the Partnership's open positions thus creates a "risk of ruin" not typically found in other investments. The relative size of the positions held may cause the Partnership to incur losses greatly in excess of VaR within a short period of time, given the effects of the leverage employed and market volatility. The VaR tables above, as well as the past performance of the Partnership, give no indication of such "risk of ruin". In addition, VaR risk measures should be viewed in light of the methodology's limitations, which include the following:
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

       The VaR tables above present the results of the
Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at September 30, 2003 and 2002, and for the end of the four quarter-end reporting periods from October 1, 2002 through September 30, 2003. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion (approximately 95% as of September 30, 2003) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership's market-sensitive instruments, in relation to the Partnership's net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership's market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Managers for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.
       The following were the primary trading risk exposures of the Partnership at September 30, 2003, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Equity. The Partnership's primary equity exposure at September 30, 2003 was to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At September 30, 2003, the Partnership's primary exposures were to the S&P 500 (U.S.), NASDAQ (U.S.), Nikkei (Japan), DAX (Germany) and CAC 40 (France) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., Japanese and European stock indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid trendless price movements resulting in numerous small losses.

Currency. The second largest market exposure of the Partnership at September 30, 2003 was to the currency sector. The Partner-ship's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. At September 30, 2003,
       the Partnership's major exposure was to outright U.S.
dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Interest Rate. At September 30, 2003, the Partnership's interest rate exposure was primarily spread across the Japanese, U.S. and European sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership's profitability. The Partnership's interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Partnership also takes futures positions in the government debt of smaller countries - e.g., Australia. Demeter anticipates that the G-7 countries and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the
       Partnership may range from short to long-term instruments.
 Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Commodity.
Energy. The Partnership's energy exposure at September 30, 2003 was shared primarily by futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in price resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Metals. The Partnership's metals exposure at September 30, 2003 was to fluctuations in the price of precious metals, such as gold and silver, and base metals, such as copper, aluminum and nickel. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets. The Trading Managers, from time to time, take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.
       Soft Commodities and Agriculturals.  At September 30,
2003, the Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to cotton, soybeans and soybean-related products. Supply and demand inequalities, severe weather disruptions and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2003:

Foreign Currency Balances. The Partnership's primary foreign currency balances at September 30, 2003 were in Hong Kong dollars, euros and Japanese yen. The Partnership controls the non-trading risk of these balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Managers, separately, attempt to manage the risk of the Partnership's open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership's assets among different Trading Managers, each of whose strategies focus on different market sectors and trading approaches, and monitoring the performance of the Trading Managers daily. In addition, the
       Trading Managers establish diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.


Demeter monitors and controls the risk of the Partnership's non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Managers.

Item 4.	CONTROLS AND PROCEDURES
(a)	As of the end of the period covered by this quarterly
report, the President and Chief Financial Officer of the general partner, Demeter, have evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-
15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

(b)	There have been no significant changes in the
Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


       PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
None.



Item 5.  OTHER INFORMATION

Management. The following individuals were named to the Board of Directors of Demeter in the quarter ended March 31, 2003 and were subsequently confirmed as principals of Demeter by the National
Futures Association:

Mr. Douglas J. Ketterer was confirmed as a principal of Demeter by the National Futures Association on October 27, 2003.

Mr. Jeffrey S. Swartz was confirmed as a principal of Demeter by the National Futures Association on October 23, 2003.

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
10.11	Securities Account Control Agreement among the
Partnership, Morgan Stanley & Co. Incorporated, and
Morgan Stanley DW Inc., dated as of May 1, 2000, is
incorporated by reference to Exhibit 10.03 of the
Partnership's Form 8-K (File No. 0-13299) filed with the Securities and Exchange Commission on November 13, 2001.
31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to rules 13a-15(e) and 15d-15(e), as adopted
pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.
31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
Partnership, pursuant to rules 13a-15(e) and 15d-15(e),
as adopted pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.
32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to 18 U.S.C. Section 1350, as adopted pursuant
to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
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



				         Dean Witter Cornerstone Fund III
				         (Registrant)

                     By:   Demeter Management Corporation
                           (General Partner)

November 14, 2003    By:   /s/Jeffrey D. Hahn
                              Jeffrey D. Hahn
                              Chief Financial Officer







The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.






      	 		 		  EXHIBIT 31.01


CERTIFICATIONS

I, Jeffrey A. Rothman, President of Demeter Management Corporation ("Demeter"), the general partner of the registrant, certify that:


1.		I have reviewed this quarterly report on Form 10-Q of the
registrant;

2.	Based on my knowledge, this report does not contain any
untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other
financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer and I are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-15(e) and 15d-15(e)) for the registrant and have:

a)	Designed such disclosure controls and procedures, or
caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	Evaluated the effectiveness of the registrant's disclosure
controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)	Disclosed in this report any change in the registrant's
internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.	The registrant's other certifying officer and I have
disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of Demeter's board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies and material weaknesses in
the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves
management or other employees who have a significant role in the registrant's internal control over financial reporting.






Date:  November 14, 2003   /s/	 Jeffrey A. Rothman
                       	 Jeffrey A. Rothman
                            	 President,
                             	 Demeter Management Corporation,
                             	 general partner of the registrant

                                              EXHIBIT 31.02
CERTIFICATIONS

I, Jeffrey D. Hahn, Chief Financial Officer of Demeter Management
Corporation ("Demeter"), the general partner of the registrant, certify that:


1.	I have reviewed this quarterly report on Form 10-Q of the
registrant;

2.	Based on my knowledge, this report does not contain any
untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other
financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer and I are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-15(e) and 15d-15(e)) for the registrant and have:

a)	Designed such disclosure controls and procedures, or
caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	Evaluated the effectiveness of the registrant's disclosure
controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)	Disclosed in this report any change in the registrant's
internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is

       reasonably likely to materially affect, the
registrant's internal control over financial reporting;
and


5.	The registrant's other certifying officer and I have
disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of Demeter's board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies and material weaknesses in
the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves
management or other employees who have a significant role in the registrant's internal control over financial reporting.







Date:  November 14, 2003     /s/ Jeffrey D. Hahn
                                 Jeffrey D. Hahn
                                 Chief Financial Officer,
                                 Demeter Management Corporation,
                                 general partner of the registrant

EXHIBIT 32.01


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Dean Witter Cornerstone Fund III (the "Partnership") on Form 10-Q for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey A. Rothman, President, Demeter Management Corporation, the general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:
(1)	The Report fully complies with the requirements of Section
13 or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.







By:	  /s/	Jeffrey A. Rothman

Name:		Jeffrey A. Rothman
Title:	President

Date:		November 14, 2003

EXHIBIT 32.02



CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Dean Witter Cornerstone Fund III (the "Partnership") on Form 10-Q for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey D. Hahn, Chief Financial Officer, Demeter Management Corporation, the general partner of the Partnership, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:
(1)	The Report fully complies with the requirements of
Section 13 or 15(d) of the Securities Exchange Act of
1934; and
(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.









By:	  /s/	Jeffrey D. Hahn

Name:		Jeffrey D. Hahn
Title:	Chief Financial Officer

Date:		November 14, 2003