Form 10-K
period 2003-12-31
WITTER DEAN CORNERSTONE FUND III
filed 2004-03-25
CIK 737000

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-K

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 [No Fee Required].
For the year ended December 31, 2003 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities
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

Indicate by check-mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

Indicate by check-mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).   Yes       No  X

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which units were sold as of the last business day of the registrant's most recently completed second fiscal quarter:
$28,078,262 at June 30, 2003.

	DOCUMENTS INCORPORATED BY REFERENCE
	(See Page 1)


       <table> DEAN WITTER CORNERSTONE FUND III
INDEX TO ANNUAL REPORT ON FORM 10-K
DECEMBER 31, 2003

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

  Item  7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . . . . 10-23

  Item 7A.  Quantitative and Qualitative Disclosures About
		 Market Risk . . . . . . . . . . . . . . . . . . . . . 23-37

  Item  8.  Financial Statements and Supplementary Data . . . . . . .38

  Item  9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure . . . . . . . . . .  38

  Item 9A.	 	Controls and Procedures . . . . . . . . . . . . . . . . .39

Part III.

  Item 10.  Directors and Executive Officers of the Registrant. . 40-45

  Item 11.  Executive Compensation. . . . . . . . . . . . . . . . .  46

  Item 12.  Security Ownership of Certain Beneficial Owners
            and Management. . . . . . . . . . . . . . . . . . . . .  46

  Item 13.  Certain Relationships and Related Transactions. . . . 46-47
  Item 14.  Principal Accounting Fees and Services. . . . . . . . 47-48
Part IV.
  Item 15.  Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K . . . . . . . . . . . . . . . . . 49-50


	DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference as follows:


	     Documents Incorporated	      Part of Form 10-K

  Partnership's Prospectus dated
  August 28, 1996, together with
  the Supplement to the Prospectus
  dated May 14, 1999	      I

  Annual Report to the Dean Witter
  Cornerstone Funds II, III and IV
  Limited Partners for the year
  ended December 31, 2003  	II, III and IV



      	PART I
Item 1.  BUSINESS

(a) General Development of Business. Dean Witter Cornerstone Fund III (the "Partnership") is a New York limited partnership organized to engage in the speculative trading of futures contracts, options on futures contracts and forward contracts on foreign currencies and other commodity interests. The Partnership commenced operations on January 2, 1985. The Partnership is one of the Dean Witter Cornerstone Funds, comprised of the Partnership, Dean Witter Cornerstone Fund II and Dean Witter Cornerstone Fund IV (collectively, the "Cornerstone Series").

The Partnership's general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co. Incorporated ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Demeter, Morgan Stanley DW, MS & Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley. The trading managers to the Partnership are Graham Capital Management, L.P. and Sunrise Capital Management, Inc. (collectively, the "Trading Managers").




       The Partnership's net asset value per unit of limited partnership interest ("Unit(s)") at December 31, 2003 was $3,909.31, representing an increase of 8.8 percent from the net asset value per Unit of $3,592.21 at December 31, 2002. For a more detailed description of the Partnership's business, see subparagraph (c).

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
				"State and Local Income
                         	 	 Tax Aspects" (Pages 92-
				 99 of the Prospectus and
				 Page S-37 of the Supple-
				 ment).

(d)	Financial Information about Geographic Areas. The Partnership has not engaged in any operations in foreign countries; however, the Partnership (through the commodity brokers) enters into forward contract transactions where foreign banks are the contracting party and trades futures, forwards and options on foreign exchanges.

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

Item 2.  PROPERTIES
The Partnership's executive and administrative offices are located within the offices of Morgan Stanley DW. The Morgan Stanley DW offices utilized by the Partnership are located at 825 Third
Avenue, 9th Floor, New York, NY  10022.

Item 3.  LEGAL PROCEEDINGS
None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

       PART II

Item 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND RELATED SECURITY HOLDER MATTERS


(a) Market Information. There is no established public trading market for Units of the Partnership.

(b) Holders. The number of holders of Units at December 31, 2003 was approximately 2,751.

(c) Distributions. No distributions have been made by the Partnership since it commenced trading operations on January 2, 1985. Demeter has sole discretion to decide what distributions, if any, shall be made to investors in the Partnership. Demeter currently does not intend to make any distributions of Partnership profits.

(d) Use of Proceeds. The offering for the Partnership originally commenced May 31, 1984 and was closed to new investors September 30, 1994. Units of the Partnership were sold afterwards solely through "exchanges" between existing investors within the Cornerstone Series at 100% of net asset value per Unit. Effective with the April 30, 2000 monthly closing, the exchange privilege within the Cornerstone Series was terminated. However, limited partners retained the ability to execute exchanges out of a

       Cornerstone fund into other funds outside the Cornerstone
Series subject to certain restrictions set forth in the applicable Limited Partnership Agreements. Morgan Stanley DW pays all expenses in connection with the exchanging of Units without reimbursement and therefore, 100% of the proceeds from exchanges out of the Partnership are applied to the working capital of the funds outside the Cornerstone Series receiving the exchange in. Please refer to the "Investment Programs, Use of Proceeds and Trading Policies" section of the Prospectus.

















       <table> Item 6.  SELECTED FINANCIAL DATA (in dollars)





	       	   	 	     For the Years Ended December 31,
	                         2003         2002        2001          2000          1999

Revenues
(including interest)       4,783,736     	6,926,335    2,754,939     2,422,345    1,032,785


Net Income (Loss)          2,379,915     4,360,649      111,961      (419,994)  (2,707,904)


Net Income (Loss)
Per Unit (Limited
& General Partners)           317.10	       546.37         8.31         (7.90)     (221.54)


Total Assets              28,347,638	   28,211,319   26,685,024    28,867,390   34,128,745


Total Limited
Partners' Capital         27,596,004	   27,329,760   25,861,238    27,959,423   33,000,637


Net Asset Value
Per Unit                    3,909.31	     3,592.21     3,045.84      3,037.53     3,045.43





























       Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Liquidity. The Partnership deposits its assets with Morgan Stanley DW as non-clearing broker and MS & Co. and MSIL as clearing brokers in separate futures, forwards and options trading accounts established for each Trading Manager, which assets are used as margin to engage in trading and may be used as margin solely for the Partnership's trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the Commodity Futures Trading Commission for investment of customer segregated or secured funds. Since the Partnership's sole purpose is to trade in futures, forwards and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

There is no limitation on daily price moves in trading forward contracts on foreign currencies. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Partnership from trading in potentially profitable markets or prevent the Partnership from promptly liquidating unfavorable positions in such markets, subjecting it to substantial losses. Either of these market conditions could result in restrictions on redemptions. Illiquidity has not materially affected the Partnership's assets.

There are no known material trends, demands, commitments, events or uncertainties at the present time that will result in, or that are reasonably likely to result in, the Partnership's liquidity increasing or decreasing in any material way.

Capital Resources. The Partnership does not have, nor expect to have, any capital assets. Redemptions of additional Units in the future will affect the amount of funds available for investment in

       futures, forwards, and options in subsequent periods.  It is not possible to estimate the amount, and therefore the impact, of future redemptions of Units.

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

Results of Operations.
General. The Partnership's results depend on the Trading Managers and the ability of the Trading Managers' trading programs to take advantage of price movements or other profit opportunities in the futures, forwards and options markets. The following presents a summary of the Partnership's operations for each of the three years in the period ended December 31, 2003 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Managers trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Managers or will be profitable in the

       future.  Consequently, the results of operations of the
Partnership are difficult to discuss other than in the context of the Trading Managers' trading activities on behalf of the Partnership and how the Partnership has performed in the past. Past performance is not necessarily indicative of future results.

The Partnership's results of operations are set forth in its financial statements prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized profit/loss" for open (unrealized) contracts, and recorded as "Realized profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading revenues. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day. Interest income revenue, as well as management fees, incentive fees and brokerage commissions expenses of the Partnership are recorded on an

       accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

The Partnership recorded revenues including interest totaling $4,783,736 and expenses totaling $2,403,821, resulting in net income of $2,379,915 for the year ended December 31, 2003. The Partnership's net asset value per Unit increased from $3,592.21 at December 31, 2002 to $3,909.31 at December 31, 2003. Total redemptions for the year were $2,223,369 and the Partnership's ending capital was $27,996,770 at December 31, 2003, an increase of $156,546 from ending capital at December 31, 2002 of $27,840,224.

The most significant trading gains of approximately 7.2% were recorded in the currency markets, mainly throughout the fourth quarter, from long positions in a variety of major and minor currencies versus the U.S. dollar. A confluence of factors including concerns regarding U.S. budget and trade deficits, a dip in consumer confidence, an outbreak of Mad Cow Disease in the U.S., and fears of a potential terrorist attack forced the U.S. dollar to retreat. The Partnership's largest currency sector

       gains were achieved during January, May and December from long positions in the euro, British pound, Australian dollar, South African rand and New Zealand dollar versus the U.S. dollar.
 Additional gains of approximately 5.4% were recorded in the metals markets primarily during the fourth quarter from long futures positions in base metals, such as copper and nickel, as well as from long futures positions in precious metals, such as gold. During October and December, industrial metals prices rallied in response to growing investor sentiment that the global economy was on the path to recovery as well as to increased demand, especially from China. Meanwhile, gold soared as investors sought a safe haven from the falling U.S. dollar and an increased risk of terrorism. In the global equity markets, gains of approximately 4.6% were achieved, again primarily during the fourth quarter of the year. During October and December, long U.S. equity index futures positions profited amid the release of favorable economic data and increased confidence that the global economic recovery was materializing. A portion of the Partnership's overall gains for the year was offset by losses of approximately 3.0% in the global interest rate markets. Long positions in European and U.S. interest rate futures suffered losses during July as prices declined amid rising interest rates and a rally in global equity prices prompted by renewed hope for a global economic recovery. During September, short positions in


       the same markets recorded losses as bond prices reversed higher due to renewed skepticism regarding a global economic recovery and lower equity prices. Further losses of approximately 2.1% were incurred in the energy markets. During October, the Partnership entered the month with short natural gas positions, but these positions proved unprofitable as prices rallied during the first part of the month. In response to rising natural gas prices, the Partnership reversed its position from short to long, only to see prices decline in the latter part of the month. December also added to losses from short natural gas futures positions. Additional losses were incurred from short crude oil positions during September and October as prices moved higher in response to supply fears primarily caused by geopolitical tensions. Crude oil prices continued to trade in a volatile fashion during November, moving in one direction for a few days and then sharply reversing, resulting in additional losses. Short natural gas futures positions supplied losses during December.

The Partnership recorded revenues including interest totaling $6,926,335 and expenses totaling $2,565,686, resulting in net income of $4,360,649 for the year ended December 31, 2002. The Partnership's net asset value per Unit increased from $3,045.84 at December 31, 2001 to $3,592.21 at December 31, 2002. Total redemptions for the year were $2,814,486 and the Partnership's

       ending capital was $27,840,224 at December 31, 2002, an increase of $1,546,163 from ending capital at December 31, 2001 of $26,294,061.

The most significant trading gains of approximately 15.6% were recorded in the global interest rate futures markets from long positions in U.S., Japanese, and European interest rate futures as prices trended higher during the second and third quarters, as well as in December, amid continued uncertainty in the equity markets and negative economic data. Additional gains of approximately 2.3% were recorded in the currency markets from long positions in the euro and Swiss franc relative to the U.S. dollar as the value of the dollar weakened during the second quarter, as well as in December, amid investors' fears concerning increased tensions in the Middle East and prolonged uncertainty regarding the U.S. economy. A portion of the Partnership's gains was offset by losses of approximately 5.3% in the energy futures markets from long positions in crude oil futures as prices reversed temporarily lower during April and October amid the potential for reduced tensions between the U.S. and Iraq. Additional losses were recorded from short crude oil futures positions during December as prices rose on heightened tensions with Iraq and continued labor unrest in Venezuela. Additional losses of approximately 2.7% were recorded in the global stock index futures markets from long positions in U.S. and Japanese

       stock index futures during January and February as prices experienced a short-term upward move amid hopes for a global economic recovery, only to retreat later in the year, specifically in March and July, amid a flurry of geopolitical concerns and continued economic uncertainty. Smaller losses of approximately 2.6% were recorded in the metals futures markets from positions in aluminum and copper futures as an uncertain economic outlook resulted in trendless price activity among industrial metals throughout most of the year. As of August 30, 2002, the Partnership received a settlement award payment from the Sumitomo Copper Litigation Settlement Administrator in the amount of $2,842,492.

The Partnership recorded revenues including interest totaling $2,754,939 and expenses totaling $2,642,978, resulting in net income of $111,961 for the year ended December 31, 2001. The Partnership's net asset value per Unit increased from $3,037.53 at December 31, 2000 to $3,045.84 at December 31, 2001. Total redemptions for the year were $2,208,965 and the Partnership's ending capital was $26,294,061 at December 31, 2001, a decrease of $2,097,004 from ending capital at December 31, 2000 of $28,391,065.

The most significant trading gains of approximately 10.3% were recorded in the global interest rate futures markets primarily

       during the third quarter from long positions in short-term
U.S. interest rate futures as prices trended higher in anticipation and reaction to interest rate cuts by the U.S. Federal Reserve and as investors sought a safe haven from declining stock prices. In the global stock index futures markets, gains of approximately 2.4% were recorded primarily during September from previously established short positions in S&P 500 Index futures as equity prices moved sharply lower amid worries regarding global economic uncertainty. Smaller gains of approximately 0.8% were recorded throughout a majority of the first and second quarters in the soft commodities markets from short cotton futures positions as prices moved lower on weak export sales and low demand. A majority of the Partnership's overall gains was offset by losses of approximately 4.2% recorded throughout a majority of the fourth quarter in the energy markets from volatile price movements in natural gas futures as a result of a continually changing outlook for supply, production and demand. In the currency markets, losses of approximately 4.0% were experienced primarily during the first quarter from cross-rate transactions involving the euro versus the Japanese yen and from positions in the British pound relative to the U.S. dollar. Smaller losses of approximately 2.9% were incurred in the metals markets from trading gold futures.

For an analysis of unrealized gains and (losses) by contract type and a further description of 2003 trading results, refer to the Partnership's Annual Report to Limited Partners for the year ended December 31, 2003, which is incorporated by reference to Exhibit
13.01 of this Form 10-K.

The Partnership's gains and losses are allocated among its partners for income tax purposes.

Market Risk.
Financial Instruments. The Partnership is a party to financial instruments with elements of off-balance sheet market and credit risk. The Partnership trades futures, forwards and options in interest rates, stock indices, currencies, agriculturals, energies and metals. In entering into these contracts, the Partnership is subject to the market risk that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the positions held by the Partnership at the same time, and if the Trading Managers were unable to offset positions of the Partnership, the Partnership could lose all of its assets and the limited partners would realize a 100% loss.

In addition to the Trading Managers' internal controls, the Trading Managers must comply with the Partnership's trading policies that include standards for liquidity and leverage that must be maintained. The Trading Managers and Demeter monitor the Partnership's trading activities to ensure compliance with the trading policies and Demeter can require the Trading Managers to modify positions of the Partnership if Demeter believes they violate the Partnership's trading policies.

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

Demeter deals with these credit risks of the Partnership in several ways. First, it monitors the Partnership's credit exposure to each exchange on a daily basis. The commodity brokers inform the Partnership, as with all their customers, of its net margin requirements for all its existing open positions and Demeter has installed a system which permits it to monitor the Partnership's potential net credit exposure, exchange by exchange, by adding the unrealized trading gains on each exchange, if any, to the Partnership's margin liability thereon.

Second, the Partnership's trading policies limit the amount of its net assets that can be committed at any given time to futures contracts and require a minimum amount of diversification in the Partnership's trading, usually over several different products and exchanges. Historically, the Partnership's exposure to any one exchange has typically amounted to only a small percentage of its

       total net assets and on those relatively few occasions where the Partnership's credit exposure climbs above an acceptable level, Demeter deals with the situation on a case by case basis, carefully weighing whether the increased level of credit exposure remains appropriate. Material changes to the trading policies may be made only with the prior written approval of the limited partners owning more than 50% of Units then outstanding.

Third, with respect to forward contract trading, the Partnership trades with only those counterparties which Demeter, together with Morgan Stanley DW, have determined to be creditworthy. The
Partnership presently deals with MS & Co. as the sole counterparty on forward contracts.

See "Financial Instruments" under "Notes to Financial Statements" in the Partnership's Annual Report to Limited Partners for the year ended December 31, 2003, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.

Inflation has not been a major factor in the Partnership's operations.

Item 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Introduction


       The Partnership is a commodity pool engaged primarily in the speculative trading of futures, forwards and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership's assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is central, not incidental, to the Partnership's main business activities.

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership's open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Profits and losses on open positions of exchange-traded futures, forwards and options are settled daily through variation margin.

The Partnership's total market risk may increase or decrease as it's influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership's open positions, the volatility present within the markets, and the liquidity of the markets.

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

Quantifying the Partnership's Trading Value at Risk


The following quantitative disclosures regarding the Partner-ship's market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of
1934). All qualitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership's open positions is directly reflected in the Partnership's earnings and cash flow.

The Partnership's risk exposure in the market sectors traded by the Trading Managers is estimated below in terms of Value at Risk ("VaR"). The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in
100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily "simulated profit and loss" outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter's simulated profit and loss series.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at December 31, 2003 and 2002. At December 31, 2003 and 2002, the Partnership's total capital-ization was approximately $28 million.

Primary Market       December 31, 2003     December 31, 2002
Risk Category	        Value at Risk	     Value at Risk
Equity		  		  (2.23)% 		   (0.08)%
Currency		         	  (1.46) 			   (2.60)
Interest Rate		  	  (0.36) 		  	   (0.63)
Commodity		         	  (1.73) 			   (1.28)
Aggregate Value at Risk	  (3.19)%			   (3.03)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the Partnership's open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day, which could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the December 31, 2003 VaR set forth above by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from January 1, 2003 through December 31, 2003.

Primary Market Risk Category	 High   	 Low 	Average
Equity	(2.23)%	(0.78)%	(1.40)%
Currency 	(1.46)	(0.92)	(1.22)
Interest Rate	(1.55)	(0.33)	(0.74)
Commodity   	(1.73)	(0.47)	(1.30)
Aggregate Value at Risk 			(3.19)%	(1.54)%	(2.49)%

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

The VaR tables provided present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at December 31, 2003 and 2002 and for the four quarter-end reporting periods during calendar year 2003. VaR is not necessarily representative of the historic risk, nor should it be used to predict the Partnership's future financial performance or its ability to manage or monitor risk. There can be no

       assurance that the Partnership's actual losses on a
particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion (approximately 84% as of December 31, 2003) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates would result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

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


The following were the primary trading risk exposures of the Partnership at December 31, 2003, by market sector. It may be

       anticipated, however, that these market exposures will vary materially over time.

Equity. The primary market exposure of the Partnership's at December 31, 2003 was to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At December 31, 2003, the Partnership's primary exposures were to the S&P 500 (U.S.), DAX (Germany), IBEX 35 (Spain), NASDAQ (U.S.) and CAC 40 (France) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., European and Japanese stock indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid trendless price movements resulting in numerous small losses.

Currency. The second largest market exposure of the Partnership at December 31, 2003 was to the currency sector. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e.,

       positions between two currencies other than the U.S.
dollar. At December 31, 2003, the Partnership's major exposures were to the euro, Japanese yen, British pound, Swiss franc and Canadian dollar currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S dollars.

Interest Rate. The third largest market exposure of the Partnership at December 31, 2003 was to the global interest rate sector. Exposure was primarily spread across the European, U.S. and Japanese sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership's profitability. The Partnership's interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries.

       However, the Partnership also takes futures positions in the government debt of smaller nations - e.g., Australia.
Demeter anticipates that the G-7 countries and Australian interest rates will remain the primary interest rate exposures of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Commodity.
Energy. The Partnership's energy exposure at December 31, 2003 was shared primarily by futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Metals.	The Partnership's metals exposure at December 31,
2003 was to fluctuations in the price of precious metals, such as gold and silver, and base metals, such as copper,

       aluminum and zinc.  Economic forces, supply and
demand inequalities, geopolitical factors and market expectations influence price movements in these markets.
The Trading Managers, from time to time, take positions as market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Soft Commodities and Agriculturals. At December 31, 2003, the Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to wheat. Supply and demand inequalities, severe weather disruptions and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at December 31, 2003:

Foreign Currency Balances. The Partnership's primary foreign currency balances at December 31, 2003 were in euros, Japanese yen, Swiss francs and British pounds. The
Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.


       Qualitative Disclosures Regarding Means of Managing Risk
Exposure
The Partnership and the Trading Managers, separately, attempt to manage the risk of the Partnership's open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership's assets among different market sectors and trading approaches, and by monitoring the performance of the Trading Managers daily. In addition, the Trading Managers establishes diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

Demeter monitors and controls the risk of the Partnership's non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Managers.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Financial Statements are incorporated by reference to the Partnership's Annual Report which is filed as Exhibit 13.01 hereto.

Supplementary data specified by Item 302 of Regulation S-K:

Summary of Quarterly Results (Unaudited)


Quarter		  Revenues           Net		     Net Income/
Ended		     (Net Losses)    Income/(Loss)    (Loss) Per Unit

2003
March 31 		$ 2,243,073	$  1,548,022		  $ 196.95
June 30	    	    892,439	     308,362		     40.36
September 30	 (2,280,487)	  (2,878,047)		   (391.42)
December 31	  3,928,711	   3,401,578		    471.21

Total		$ 4,783,736	$  2,379,915		  $ 317.10


2002
March 31 		$(1,424,135)	$ (1,981,059)		  $(231.19)
June 30	    	  3,487,705	   2,853,051		    345.30
September 30	  5,547,653	   4,927,041		    608.59
December 31	   (684,888)	  (1,438,384)		   (176.33)

Total		$ 6,926,335	$  4,360,649		  $ 546.37



Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE


None.

Item 9A.  CONTROLS AND PROCEDURES
   (a)	As of the end of the period covered by this annual
report, the President and Chief Financial Officer of the general partner, Demeter, have evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-
15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

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


Directors and Officers of the General Partner
The directors and executive officers of Demeter are as follows:

Jeffrey A. Rothman, age 42, is the Chairman of the Board of Directors and President of Demeter. Mr. Rothman is the Executive Director of Morgan Stanley Managed Futures, responsible for overseeing all aspects of the firm's managed futures department. He is also the Chairman of the Board of Directors of Morgan Stanley Futures & Currency Management Inc. Mr. Rothman has been with the managed futures department for seventeen years. Throughout his career, Mr. Rothman has helped with the development, marketing and administration of approximately 39 commodity pools. Mr. Rothman is an active member of the Managed Funds Association and serves on its Board of Directors. Mr. Rothman has a B.A. degree in Liberal Arts from Brooklyn College, New York.

Richard A. Beech, age 52, is a Director of Demeter. Mr. Beech has been associated with the futures industry for over 25 years. He

       has been at Morgan Stanley DW since August 1984 where he is presently an Executive Director and head of Futures, Forex & Metals. Mr. Beech began his career at the Chicago Mercantile Exchange, where he became the Chief Agricultural Economist doing market analysis, marketing and compliance. Prior to joining Morgan Stanley DW, Mr. Beech worked at two investment banking firms in operations, research, managed futures and sales management. Mr. Beech has a B.S. degree in Business Administration from Ohio State University and an M.B.A. degree from Virginia Polytechnic Institute and State University.

Raymond A. Harris, age 47, is a Director of Demeter and of Morgan Stanley Futures & Currency Management Inc. Mr. Harris is currently Managing Director and head of Client Solutions for Morgan Stanley Individual Investor Group. Mr. Harris joined Morgan Stanley in 1982 and served in financial and operational assignments for Dean Witter Reynolds. In 1994, he joined the Discover Financial Services division, leading restructuring and product development efforts. Mr. Harris became Chief Administrative Officer for Morgan Stanley Investment Management in 1999. In 2001, he was named head of Global Products and Services for Investment Management. Mr. Harris has an M.B.A. in Finance from the University of Chicago and a B.A. degree from Boston College.

       Frank Zafran, age 48, is a Director of Demeter and of
Morgan Stanley Futures & Currency Management Inc. Mr. Zafran is an Executive Director of Morgan Stanley and, in September 2002, was named Chief Administrative Officer of Morgan Stanley's Client Solutions Division. Mr. Zafran joined the firm in 1979 and has held various positions in Corporate Accounting and the Insurance Department, including Senior Operations Officer - Insurance Division, until his appointment in 2000 as Director of 401(k) Plan Services, responsible for all aspects of 401(k) Plan Services including marketing, sales and operations. Mr. Zafran received a B.S. degree in Accounting from Brooklyn College, New York.

Douglas J. Ketterer, age 38, was named a Director of Demeter, and confirmed by the National Futures Association as a principal of Demeter on October 27, 2003. Mr. Ketterer is a Managing Director and head of the Investment Solutions Group, which is comprised of a number of departments which offer products and services through Morgan Stanley's Individual Investor Group (including Managed Futures, Alternative Investments, Insurance Services, Personal Trust, Corporate Services, and others). Mr. Ketterer joined the firm in 1990 in the Corporate Finance Division as a part of the Retail Products Group. He later moved to the origination side of Investment Banking, and then, after the merger between Morgan Stanley and Dean Witter, served in the Product Development Group at Morgan Stanley Dean Witter Advisors (now known as Morgan

       Stanley Funds).  From the summer of 2000 to the summer of
2002, Mr. Ketterer served as the Chief Administrative Officer for Morgan Stanley Investment Management, where he headed the Strategic Planning & Administrative Group. Mr. Ketterer received his M.B.A.
from New York University's Leonard N. Stern School of Business and his B.S. in Finance from the University at Albany's School of Business.

Jeffrey S. Swartz, age 36, was named a Director of Demeter, and confirmed by the National Futures Association as a principal of Demeter on October 23, 2003. Mr. Swartz is a Managing Director and Director of the Mass Affluent Segment of Morgan Stanley's Individual Investor Group. Mr. Swartz began his career with Morgan Stanley in 1990, working as a Financial Advisor in Boston. He was appointed Sales Manager of the Boston office in 1994, and served in that role for two years. In 1996, he was named Branch Manager of the Cincinnati office. In 1999, Mr. Swartz was named Associate Director of the Midwest Region, which consisted of 10 states and approximately 90 offices. Mr. Swartz served in this capacity until October of 2001, when he was named Director of Investor Advisory Services ("IAS") Strategy and relocated to IAS headquarters in New York. In December of 2002, Mr. Swartz was promoted to Managing Director and Chief Operating Officer of IAS and has recently assumed the responsibility for managing the Mass

       Affluent Client Segment.  Mr. Swartz received his degree in
Business Administration from the University of New Hampshire.

Jeffrey D. Hahn, age 46, is the Chief Financial Officer of Demeter. Mr. Hahn began his career at Morgan Stanley in 1992 and is currently an Executive Director responsible for the management and supervision of the accounting, reporting, tax and finance functions for the firm's private equity, managed futures, and certain legacy real estate investing activities. He is also the Chief Financial Officer of Morgan Stanley Futures & Currency Management Inc. From August 1984 through May 1992, Mr. Hahn held various positions as an auditor at Coopers & Lybrand, specializing in manufacturing businesses and venture capital organizations. Mr. Hahn received his B.A. in Economics from St. Lawrence University in 1979, an M.B.A. from Pace University in 1984, and is a Certified Public Accountant.

All of the foregoing directors have indefinite terms.

The Audit Committee
The Partnership is operated by its general partner, Demeter, and does not have an audit committee. As such, the entire Board of Directors of Demeter serves as the audit committee. None of the directors are considered to be "independent" as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange

       Act of 1934, as amended.  The Board of Directors of Demeter has determined that Mr. Jeffrey D. Hahn is the audit committee financial expert.

Section 16(a) Beneficial Ownership Reporting Compliance
The Partnership has no directors, executive officers or greater than 10 percent beneficial owners and none of the directors or executive officers of Demeter, the general partner of the Partnership, own Units of the Partnership. As such, no Forms 3,
4, or 5 have been filed.

Code of Ethics
The Partnership has not adopted a code of ethics that applies to the Partnership's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Partnership is operated by its general partner, Demeter. The President, Chief Financial Officer and each member of the Board of Directors of Demeter are employees of Morgan Stanley and are subject to the code of ethics adopted by Morgan Stanley, the text of which can be viewed on Morgan Stanley's website at www.morganstanley.com/ourcommitment/codeofcon duct.html.




       Item 11.   EXECUTIVE COMPENSATION
The Partnership has no directors and executive officers. As a limited partnership, the business of the Partnership is managed by Demeter, which is responsible for the administration of the business affairs of the Partnership but receives no compensation for such services.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT


(a)	Security Ownership of Certain Beneficial Owners - At December
31, 2003, there were no persons known to be beneficial owners of more than 5 percent of the Units.

(b)	Security Ownership of Management - At December 31, 2003,
Demeter owned 102.516 Units of general partnership interest, representing a 1.43 percent interest in the Partnership.

(c)	Changes in Control - None.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Refer to Note 2 - "Related Party Transactions" of "Notes to Financial Statements," in the accompanying Annual Report to Limited Partners for the year ended December 31, 2003, which is incorporated by reference to Exhibit 13.01 of this Form 10-K. In its capacity as the Partnership's retail commodity broker, Morgan

       Stanley DW received commodity brokerage commissions (paid and accrued by the Partnership) of $1,257,269 for the year ended
December 31, 2003.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
The Partnership pays accounting fees as discussed in Note 1 to the Financial Statements, "Operating Expenses," in the Annual Report to the Limited Partners for the year ended December 31, 2003.

(1)  	Audit Fees.  The aggregate fees for professional services
rendered by Deloitte & Touche LLP in connection with their audit of the Partnership's financial statements and reviews of the financial statements included in the Quarterly Reports on Form 10-Q and in connection with statutory and regulatory filings for the years ended December 31, 2003 and 2002 were approximately $31,300 and $31,201, respectively.

(2)	Audit-Related Fees. There were no fees for assurance and
related services rendered by Deloitte & Touche LLP for the years ended December 31, 2003 and 2002.

(3)	Tax Fees.  The aggregate fees for tax compliance services
rendered by Deloitte & Touche LLP for the years ended December 31, 2003 and 2002 were approximately $29,914 and $29,066, respectively.

(4)  All Other Fees.  None.

As of the date of this Report, the Board of Directors of Demeter has not adopted pre-approval policies and procedures. As a result, all services provided by Deloitte & Touche LLP must be directly pre-approved by the Board of Directors of Demeter.



















       PART IV
Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         	FORM 8-K


(a)	1. Listing of Financial Statements
The following financial statements and report of independent auditors, all appearing in the accompanying Annual Report to
Limited Partners for the year ended December 31, 2003, are
incorporated by reference to Exhibit 13.01 of this Form 10-K:
-	Report of Deloitte & Touche LLP, independent auditors, for the years ended December 31, 2003, 2002, and 2001.

-	Statements of Financial Condition, including the Schedules of
Investments, as of December 31, 2003 and 2002.

-	Statements of Operations, Changes in Partners' Capital, and
Cash Flows for the years ended December 31, 2003, 2002, and
2001.

-  Notes to Financial Statements.

With the exception of the aforementioned information and the information incorporated in Items 7, 8, and 13, the Annual Report to Limited Partners for the year ended December 31, 2003 is not deemed to be filed with this report.

	2.  Listing of Financial Statement Schedules
No financial statement schedules are required to be filed with this report.



      (b)	Reports on Form 8-K
On January 22, 2004 the Partnership filed the Current Report on
Form 8-K for the purpose of reporting, under Item 5, the Partnership's management agreement with Graham Capital Management, L.P.

(c)	Exhibits
Refer to Exhibit Index on Page E-1 to E-3.




























































       SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

					DEAN WITTER CORNERSTONE FUND III
						(Registrant)

					BY:  Demeter Management Corporation,
						General Partner


March 30, 2004			BY: /s/Jeffrey A. Rothman
						 Jeffrey A. Rothman,
						 President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.

BY: 	/s/	Jeffrey A. Rothman               			March 30, 2004
         	Jeffrey A. Rothman, President

    	/s/	Douglas J. Ketterer	            		March 30, 2004
        	Douglas J. Ketterer, Director

    	/s/	Jeffrey S. Swartz	            		March 30, 2004
 	    	Jeffrey S. Swartz, Director

    	/s/	Richard A. Beech                 			March 30, 2004
 	    	Richard A. Beech, Director

    	/s/	Raymond A. Harris                			March 30, 2004
 	    	Raymond A. Harris, Director

   	/s/	Frank Zafran                     			March 30, 2004
 	    	Frank Zafran, Director

   	/s/	Jeffrey D. Hahn                  			March 30, 2004
         	Jeffrey D. Hahn, Chief
  	    	Financial Officer








       EXHIBIT INDEX
 	ITEM

 3.01	   	Limited Partnership Agreement of the Partnership, dated
as of December 7, 	1983, as amended as of May 11, 1984,
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

10.03	   Management Agreement among the Partnership, Demeter and
Graham Capital Management, L.P., dated as of January 1,
2003, is incorporated by reference to Exhibit 10.01 of the Partnership's Form 8-K (File No. 0-13299) filed with the Securities and Exchange Commission on January
22, 2003.

10.04	   Dean Witter Cornerstone Funds Exchange Agreement, dated
as of May 31, 	1984, is incorporated by reference to
Exhibit 10.06 of the Partnership's Annual Report on
Form 10-K for the fiscal year ended September 30, 1984
(File No. 0-13299).

10.05	   Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW Inc., dated as of
June 22, 2000, is incorporated by reference to Exhibit
10.01 of the Partnership's Form 8-K (File No. 0-13299) filed with the Securities and Exchange Commission on November 13, 2001.

10.06	   Commodity Futures Customer Agreement between Morgan
Stanley & Co. Incorporated and the Partnership, and acknowledged and agreed to by Morgan Stanley DW Inc., dated as of May 1, 2000, is incorporated by reference to Exhibit 10.02 of the Partnership's Form 8-K (File
No. 0-13299) filed with the Securities and Exchange
Commission on November 13, 2001.

10.07   	Customer Agreement between the Partnership and Morgan
Stanley & Co. International Limited, dated as of May 1,
2000, is incorporated by reference to Exhibit 10.04 of the Partnership's Form 8-K (File No. 0-13299) filed with the Securities and Exchange Commission on November
13, 2001.

10.08	   Foreign Exchange and Options Master Agreement between
Morgan Stanley & Co. Incorporated and the Partnership, dated as of April 30, 2000, is incorporated by reference to Exhibit 10.05 of the Partnership's Form 8-
K (File No. 0-13299) filed with the Securities and
Exchange Commission on November 13, 2001.

10.09	   Amendment to Management Agreement between the
Partnership and Welton Investment Corporation, dated as of November 30, 2000, is incorporated by reference to
Exhibit 10.1 of the Partnership's Form 8-K (File No. 0-
13299) filed with the Securities and Exchange
Commission on January 3, 2001.

10.10   	Amendment to Management Agreement between the
Partnership and Sunrise Capital Management, Inc., dated as of November 30, 2000, is incorporated by reference to the Partnership's Form 8-K (File No. 0-13299) filed with the Securities and Exchange Commission on January
3, 2001.

10.11   	Securities Account Control Agreement among the
Partnership, Morgan Stanley & Co. Incorporated, and
Morgan Stanley DW Inc., dated as of May 1, 2000, is incorporated by reference to Exhibit 10.03 of the Partnership's Form 8-K (File No. 0-13299) filed with the Securities and Exchange Commission on November 13,
2001.

13.01   December 31, 2003 	Annual Report to Limited Partners is
filed herewith.

31.01	  Certification of President of Demeter Management
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

                  Cornerstone
                  Funds

       December 31, 2003
       Annual Report


    [LOGO] Morgan Stanley

DEAN WITTER CORNERSTONE FUNDS

HISTORICAL FUND PERFORMANCE

Presented below is the percentage change in Net Asset Value per Unit from the start of each calendar year each Fund has traded. Also provided is the inception-to-date return and the compound annualized return since inception for each Fund. Past performance is not necessarily indicative of future results.



            1985  1986    1987   1988  1989  1990 1991  1992  1993   1994  1995 1996 1997 1998 1999  2000  2001  2002 2003
FUND         %     %       %      %     %     %    %     %     %      %     %    %    %    %    %     %     %     %    %
---------------------------------------------------------------------------------------------------------------------------
Cornerstone
 Fund II... 20.1 (17.6)   71.6   0.1  (15.1) 47.9 11.0 (1.3)   7.8  (8.9)  26.5 11.5 18.1 12.5 (5.4) 11.5  (1.3) 13.8 0.4
---------------------------------------------------------------------------------------------------------------------------
Cornerstone
 Fund III.. 54.6 (8.0)    32.5   19.4 (11.4) 18.7 12.0 (11.1) (4.8) (10.0) 27.5 8.2  10.2 9.1  (6.8) (0.3)  0.3  17.9 8.8
---------------------------------------------------------------------------------------------------------------------------
Cornerstone
 Fund IV...  --    --     10.6   37.5 (14.1) 57.8 33.5  10.4  (9.1) (14.3) 23.0 13.0 38.4 6.8  (1.1) 14.7  15.9  12.3 13.6
                        (8 mos.)
---------------------------------------------------------------------------------------------------------------------------

            INCEPTION-  COMPOUND
             TO-DATE   ANNUALIZED
              RETURN     RETURN
FUND            %          %
---------------------------------
Cornerstone
 Fund II...   410.9       9.0
---------------------------------
Cornerstone
 Fund III..   301.0       7.6
---------------------------------
Cornerstone
 Fund IV...   714.7       13.4

---------------------------------

DEMETER MANAGEMENT CORPORATION

825 Third Avenue, 9th Floor
New York, NY 10022
Telephone (212) 310-6444

DEAN WITTER CORNERSTONE FUNDS
ANNUAL REPORT
2003

Dear Limited Partner:
  This marks the nineteenth annual report for Cornerstone Funds II and III and the seventeenth annual report for Cornerstone Fund IV. The Net Asset Value per Unit for each of the three Cornerstone Funds ("Fund(s)") as of December 31, 2003 was as follows:

                                                                       % CHANGE
FUNDS                                                         N.A.V.   FOR 2003
-------------------------------------------------------------------------------
Cornerstone Fund II                                          $4,981.39   0.4%
-------------------------------------------------------------------------------
Cornerstone Fund III                                         $3,909.31   8.8%
-------------------------------------------------------------------------------
Cornerstone Fund IV                                          $7,943.73  13.6%
-------------------------------------------------------------------------------

  Since their inception in 1985, Cornerstone Funds II and III have increased by 410.9% (a compound annualized return of 9.0%) and 301.0% (a compound annualized return of 7.6%), respectively. Since its inception in 1987, Cornerstone Fund IV has increased by 714.7% (a compound annualized return of 13.4%).

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

  The trading results by sector charts indicate the year's composite percentage returns generated by the specific assets dedicated to trading within each market sector in which each Fund participates. Please note that there is not an equal amount of assets in each market sector, and the specific allocations of assets by a Fund to each sector will vary over time within a predetermined range. Below each chart is a description of the factors that influenced trading gains and trading losses within each Fund during the year.

  Should you have any questions concerning this report, please feel free to contact Demeter Management Corporation, 825 Third Avenue, 9th Floor, New York, NY 10022 or your Morgan Stanley Financial Advisor.

  I hereby affirm, that to the best of my knowledge and belief, the information contained in this report is accurate and complete. Past performance is no guarantee of future results.

Sincerely,

/s/ Jeffrey A. Rothman
Jeffrey A. Rothman
Chairman and President
Demeter Management Corporation
General Partner for
Dean Witter Cornerstone Fund II
Dean Witter Cornerstone Fund III
Dean Witter Cornerstone Fund IV

CORNERSTONE FUND II

                                    [CHART]

                              Year ended December 31, 2003
                              ----------------------------
Currencies                              12.13%
Interest Rates                          -2.19%
Stock Indices                            1.27%
Energies                                -4.37%
Metals                                   2.49%
Agriculturals                           -7.17%


Note:Includes trading results and commissions but does not include other fees or interest income.

FACTORS INFLUENCING ANNUAL TRADING GAINS:

.. In the currency markets, gains were recorded, mainly throughout the fourth quarter, from long positions in a variety of major and minor currencies versus the U.S. dollar. A confluence of factors including concerns regarding U.S. budget and trade deficits, a dip in consumer confidence, an outbreak of Mad Cow Disease in the U.S., and fears of a potential terrorist attack forced the U.S. dollar to retreat. The Fund's largest gains were achieved during December from long positions in the euro, British pound, and Australian and New Zealand dollars versus the U.S. dollar. Weakness in the U.S. dollar during the first quarter also contributed to currency gains for the year.

.. In the metals markets, gains were supplied by long futures positions in base and precious metals. During December, profits were made on long futures positions in base metals, such as copper, aluminum and nickel, as well as from long futures positions in precious metals, such as gold and silver. Copper and nickel prices rose to six and fourteen year highs respectively, benefiting from increased demand from China and the strengthening of the global economy. Meanwhile, gold and silver prices continued to soar as investors sought a safe haven from the falling U.S. dollar and an increased risk of terrorism.

.. Profits were also recorded in the global stock index markets. During June, long positions in European stock index futures resulted in profits as prices strengthened amid the release of positive economic data and expectations of a U.S. interest rate cut. Long positions in Japanese stock index futures also produced gains as prices rallied amid increased foreign demand for Japanese equities. Long positions in Asian stock index futures resulted in further gains during August as Asian equity prices drew strength from robust Japanese economic data and gains in the U.S. equity markets.

CORNERSTONE FUND II
(continued)


FACTORS INFLUENCING ANNUAL TRADING LOSSES:

.. In the agricultural markets, positions in cotton futures returned losses during August as prices moved without consistent direction. Additional losses were recorded from positions in corn futures during August and September as volatile prices resulted from supply data and weather related concerns. Long positions in coffee futures during September and sugar positions during December compounded sector losses.

..  In the energy markets, the greatest losses were incurred during October. The
   Fund entered the month with short natural gas positions, but these positions proved unprofitable as prices rallied during the first part of the month. In response to rising natural gas prices, the Fund reversed its position from short to long, only to see prices decline in the latter part of the month. December also added to losses from short natural gas futures positions. Additional losses were incurred from short crude oil positions during September and October as prices moved higher in response to supply fears resulting primarily from geopolitical tensions.

.. Losses were also incurred in the global interest rate markets, primarily during the fourth quarter. Long positions in European interest rate futures recorded losses during October as bond prices were negatively impacted by the release of positive U.S. economic data and inflation concerns. During December, short European interest rate futures positions suffered losses as economic data released throughout the month indicated that inflation in the U.S. remained under control, despite the strengthening of the U.S. economy, and reinforcing the belief that the U.S. Federal Reserve would remain committed to keeping U.S. rates at their current low levels.

CORNERSTONE FUND III

                                     [CHART]

                              Year ended December 31, 2003
                              ----------------------------
Currencies                               7.16%
Interest Rates                          -2.96%
Stock Indices                            4.61%
Energies                                -2.10%
Metals                                   5.42%
Agriculturals                            0.62%


Note: Includes trading results and commissions but does not include other fees or interest income.

FACTORS INFLUENCING ANNUAL TRADING GAINS:

.. Gains were produced in the currency markets, mainly throughout the fourth quarter, from long positions in a variety of major and minor currencies versus the U.S. dollar. A confluence of factors including concerns regarding U.S. budget and trade deficits, a dip in consumer confidence, an outbreak of Mad Cow Disease in the U.S., and fears of a potential terrorist attack forced the U.S. dollar to retreat. The Fund's largest currency sector gains were achieved during January, May and December from long positions in the euro, British pound, Australian dollar, South African rand and New Zealand dollar versus the U.S. dollar.

.. Additional gains were recorded in the metals markets primarily during the fourth quarter from long futures positions in base metals, such as copper and nickel, as well as from long futures positions in precious metals, such as gold. During October and December, industrial metals prices rallied in response to growing investor sentiment that the global economy was on the path to recovery and amid increased demand, especially from China. Meanwhile, gold soared as investors sought a safe haven from the falling U.S. dollar and an increased risk of terrorism.

.. Gains were also achieved in the global equity markets, again primarily during the fourth quarter of the year. During October and December, long U.S. equity index futures positions profited amid the release of favorable economic data and increased confidence that the global economic recovery was materializing.

CORNERSTONE FUND III
(continued)



FACTORS INFLUENCING ANNUAL TRADING LOSSES:

.. In the global interest rate markets, losses stemmed from positions in European and U.S. interest rate futures. Long positions suffered losses during July as prices declined amid rising interest rates and a rally in global equity prices prompted by renewed hope for a global economic recovery. During September, short positions in the same markets recorded losses as bond prices reversed higher due to renewed skepticism regarding a global economic recovery and lower equity prices.

.. Further losses were experienced in the energy markets. During October, the Fund entered the month with short natural gas positions, but these positions proved unprofitable as prices rallied during the first part of the month. In response to rising natural gas prices, the Fund reversed its position from short to long, only to see prices decline in the latter part of the month. December also added to losses from short natural gas futures positions. Additional losses were incurred from short crude oil positions during September and October as prices moved higher in response to supply fears primarily caused by geopolitical tensions. Crude oil prices continued to trade in a volatile fashion during November, moving in one direction for a few days and then sharply reversing, resulting in additional losses.

CORNERSTONE FUND IV

                                    [CHART]

                              Year ended December 31, 2003
                              ----------------------------
Australian dollar                         8.92%
British pound                            -3.18%
Euro                                     12.10%
Japanese yen                             -0.53%
Swiss franc                              -2.43%
Minor Currencies                          3.97%


Note: Includes trading results and commissions but does not include other fees or interest income.

      Minor currencies may include, but are not limited to, the South African rand, Thai baht, Greek drachma, Singapore dollar, Mexican peso, New Zealand dollar and Norwegian krone.

FACTORS INFLUENCING ANNUAL TRADING GAINS:

.. The most significant gains were recorded from long positions in the euro versus the U.S. dollar as the dollar's value weakened throughout a majority of the year. Fears of a military conflict with Iraq, skepticism regarding the likelihood of a U.S. economic recovery and fears of a potential terrorist attack resulted in gains from long euro positions during January, April and May. A confluence of factors during December including concerns regarding U.S. budget and trade deficits, a dip in consumer confidence, an outbreak of Mad Cow Disease in the U.S., and continued fears of a potential terrorist attack forced the U.S. dollar to retreat further and the euro to climb.

.. Long positions in the Australian dollar versus the U.S. dollar supplied additional gains as the Australian currency strengthened during April, May and June and again during November and December in response to continued weakness in the U.S. dollar, higher interest rates in Australia relative to those in the U.S. and higher gold prices.

.. Gains were also provided by long positions in the South African rand versus the U.S. dollar during April and December due to significant interest rate differentials between the two countries, economic concerns regarding U.S. budget and trade deficits and fears of a potential terrorist attack.

..  Finally, smaller profits were experienced from long positions in the New
   Zealand dollar versus the U.S. dollar primarily during November as the U.S. dollar's value tumbled to a six-year low versus the New Zealand currency.

CORNERSTONE FUND IV
(continued)



FACTORS INFLUENCING ANNUAL TRADING LOSSES:

.. Positions in the British pound versus the U.S. dollar resulted in losses as the value of the pound strengthened during April and May amid expectations that the Bank of England would likely leave interest rates unchanged and the release of lower-than-expected unemployment data from Great Britain. During June, losses stemmed from positions in the pound versus the U.S. dollar as the pound's value increased early in the month, amid expectations that the Bank of England would likely leave interest rates unchanged again, and then reversed lower, after the British Finance Minister released positive comments regarding the U.K.'s entry prospects into the European Union.

.. Additional losses stemmed from short positions in the Swiss franc versus the U.S. dollar as the dollar's value declined during September amid concerns for the strength of the U.S. economy and the potential impact of a statement by the G-7 nations supporting "more flexible exchange rates."

DEAN WITTER CORNERSTONE FUNDS

INDEPENDENT AUDITORS' REPORT

To the Limited Partners and the General Partner of
Dean Witter Cornerstone Fund II
Dean Witter Cornerstone Fund III
Dean Witter Cornerstone Fund IV:

  We have audited the accompanying statements of financial condition of Dean Witter Cornerstone Fund II, Dean Witter Cornerstone Fund III and Dean Witter Cornerstone Fund IV (collectively, the "Partnerships"), including the schedules of investments, as of December 31, 2003 and 2002, and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, such financial statements present fairly, in all material respects, the financial position of Dean Witter Cornerstone Fund II, Dean Witter Cornerstone Fund III and Dean Witter Cornerstone Fund IV at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York
March 2, 2004

DEAN WITTER CORNERSTONE FUND II

STATEMENTS OF FINANCIAL CONDITION

                                                              DECEMBER 31,
                                                          ---------------------
                                                             2003       2002
                                                          ---------- ----------
                                                              $          $
                                    ASSETS
Equity in futures interests trading accounts:
 Cash                                                     20,927,464 21,702,438

 Net unrealized gain on open contracts (MS&Co.)              796,998  1,627,315
 Net unrealized gain on open contracts (MSIL)                501,462    423,825
                                                          ---------- ----------
  Total net unrealized gain on open contracts              1,298,460  2,051,140
                                                          ---------- ----------
  Total Trading Equity                                    22,225,924 23,753,578
Due from Morgan Stanley DW                                    62,699    107,236
Interest receivable (Morgan Stanley DW)                       13,072     18,316
                                                          ---------- ----------
  Total Assets                                            22,301,695 23,879,130
                                                          ========== ==========

                      LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Redemptions payable                                          141,402    236,692
Accrued management fees                                       64,913     69,501
Accrued administrative expenses                               45,971     50,546
Accrued incentive fee                                         --         40,483
                                                          ---------- ----------
  Total Liabilities                                          252,286    397,222
                                                          ---------- ----------
PARTNERS' CAPITAL
Limited Partners (4,325.789 and 4,613.758 Units,
 respectively)                                            21,548,446 22,899,223
General Partner (100.567 and 117.400 Units, respectively)    500,963    582,685
                                                          ---------- ----------
  Total Partners' Capital                                 22,049,409 23,481,908
                                                          ---------- ----------
  Total Liabilities and Partners' Capital                 22,301,695 23,879,130
                                                          ========== ==========
NET ASSET VALUE PER UNIT                                    4,981.39   4,963.25
                                                          ========== ==========

STATEMENTS OF OPERATIONS

                                                FOR THE YEARS ENDED DECEMBER 31,
                                                -------------------------------
                                                   2003      2002       2001
                                                ---------  --------- ----------
                                                    $         $          $
REVENUES
Trading profit (loss):
 Realized                                       3,071,019  4,300,258  2,978,000
 Net change in unrealized                        (752,680)   511,624 (1,728,062)
                                                ---------  --------- ----------
                                                2,318,339  4,811,882  1,249,938
Proceeds from Litigation Settlement                 --        76,613     --
                                                ---------  --------- ----------
  Total Trading Results                         2,318,339  4,888,495  1,249,938
Interest income (Morgan Stanley DW)               197,038    292,709    648,456
                                                ---------  --------- ----------
  Total                                         2,515,377  5,181,204  1,898,394
                                                ---------  --------- ----------
EXPENSES
Brokerage commissions (Morgan Stanley DW)       1,373,338  1,196,563  1,279,146
Management fees                                   843,500    798,116    816,137
Transaction fees and costs                        106,566    133,591    115,808
Common administrative expenses                     48,477     59,809     46,155
Incentive fees                                      9,461     41,877     --
                                                ---------  --------- ----------
  Total                                         2,381,342  2,229,956  2,257,246
                                                ---------  --------- ----------
NET INCOME (LOSS)                                 134,035  2,951,248   (358,852)
                                                =========  ========= ==========
NET INCOME (LOSS) ALLOCATION:
Limited Partners                                  125,757  2,880,472   (351,955)
General Partner                                     8,278     70,776     (6,897)
NET INCOME (LOSS) PER UNIT:
Limited Partners                                    18.14     602.86     (58.74)
General Partner                                     18.14     602.86     (58.74)

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER CORNERSTONE FUND III

STATEMENTS OF FINANCIAL CONDITION

                                                              DECEMBER 31,
                                                         ---------------------
                                                            2003       2002
                                                         ---------- ----------
                                                             $          $
                                   ASSETS
Equity in futures interests trading accounts:
 Cash                                                    25,869,355 26,372,589

 Net unrealized gain on open contracts (MS&Co.)           1,572,599  1,996,397
 Net unrealized gain (loss) on open contracts (MSIL)        889,391   (443,790)
                                                         ---------- ----------
   Total net unrealized gain on open contracts            2,461,990  1,552,607
                                                         ---------- ----------
   Total Trading Equity                                  28,331,345 27,925,196
Interest receivable (Morgan Stanley DW)                      16,293     21,594
Due from Morgan Stanley DW                                   --        264,529
                                                         ---------- ----------
   Total Assets                                          28,347,638 28,211,319
                                                         ========== ==========

                      LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
Accrued administrative expenses                             149,518    145,017
Redemptions payable                                         119,105    144,217
Accrued management fees                                      82,245     81,861
                                                         ---------- ----------
   Total Liabilities                                        350,868    371,095
                                                         ---------- ----------
PARTNERS' CAPITAL
Limited Partners (7,059.053 and  7,608.072 Units,
 respectively)                                           27,596,004 27,329,760
General Partner (102.516 and 142.103 Units,
 respectively)                                              400,766    510,464
                                                         ---------- ----------
   Total Partners' Capital                               27,996,770 27,840,224
                                                         ---------- ----------
   Total Liabilities and Partners' Capital               28,347,638 28,211,319
                                                         ========== ==========
NET ASSET VALUE PER UNIT                                   3,909.31   3,592.21
                                                         ========== ==========

STATEMENTS OF OPERATIONS


                                                FOR THE YEARS ENDED DECEMBER 31,
                                                ------------------------------
                                                  2003       2002       2001
                                                ---------  --------- ----------
                                                   $          $          $
REVENUES
Trading profit (loss):
 Realized                                       3,641,193  2,266,403  5,761,442
 Net change in unrealized                         909,383  1,480,039 (3,780,263)
                                                ---------  --------- ----------
                                                4,550,576  3,746,442  1,981,179
Proceeds from Litigation Settlement                --      2,842,492     --
                                                ---------  --------- ----------
  Total Trading Results                         4,550,576  6,588,934  1,981,179
Interest income (Morgan Stanley DW)               233,160    337,401    773,760
                                                ---------  --------- ----------
  Total                                         4,783,736  6,926,335  2,754,939
                                                ---------  --------- ----------
EXPENSES
Brokerage commissions (Morgan Stanley DW)       1,257,269  1,386,685  1,453,337
Management fees                                   998,731    903,361    978,766
Common administrative expenses                     78,892     98,459     76,385
Transaction fees and costs                         68,929    177,181    134,490
                                                ---------  --------- ----------
  Total                                         2,403,821  2,565,686  2,642,978
                                                ---------  --------- ----------
NET INCOME                                      2,379,915  4,360,649    111,961
                                                =========  ========= ==========
NET INCOME ALLOCATION:
Limited Partners                                2,339,613  4,283,008    110,780
General Partner                                    40,302     77,641      1,181
NET INCOME PER UNIT:
Limited Partners                                   317.10     546.37       8.31
General Partner                                    317.10     546.37       8.31

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER CORNERSTONE FUND IV

STATEMENTS OF FINANCIAL CONDITION

                                                              DECEMBER 31,
                                                         -----------------------
                                                            2003        2002
                                                         ----------- -----------
                                                             $           $
                        ASSETS
Equity in futures interests trading accounts:
 Cash                                                    110,416,089 103,560,309

 Net unrealized gain on open contracts (MS&Co.)            3,046,277   6,834,888
                                                         ----------- -----------
   Total Trading Equity                                  113,462,366 110,395,197
Interest receivable (Morgan Stanley DW)                       61,521      80,149
                                                         ----------- -----------
   Total Assets                                          113,523,887 110,475,346
                                                         =========== ===========

                      LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Redemptions payable                                          567,382     642,547
Accrued management fees                                      330,595     321,727
Accrued administrative expenses                              177,019     169,156
Accrued incentive fees                                         6,682   1,500,021
                                                         ----------- -----------
   Total Liabilities                                       1,081,678   2,633,451
                                                         ----------- -----------
PARTNERS' CAPITAL
Limited Partners (13,997.351 and  15,202.402 Units,
 respectively)                                           111,191,238 106,345,673
General Partner (157.479 and 213.889 Units,
 respectively)                                             1,250,971   1,496,222
                                                         ----------- -----------
   Total Partners' Capital                               112,442,209 107,841,895
                                                         ----------- -----------
   Total Liabilities and Partners' Capital               113,523,887 110,475,346
                                                         =========== ===========
NET ASSET VALUE PER UNIT                                    7,943.73    6,995.32
                                                         =========== ===========

STATEMENTS OF OPERATIONS

                                               FOR THE YEARS ENDED DECEMBER 31,
                                              ----------------------------------
                                                 2003        2002        2001
                                              ----------  ----------  ----------
                                                  $           $           $
REVENUES
Trading profit (loss):
 Realized                                     26,693,128  20,928,554  16,761,382
 Net change in unrealized                     (3,788,611)   (948,478)  3,787,359
                                              ----------  ----------  ----------
   Total Trading Results                      22,904,517  19,980,076  20,548,741
Interest income (Morgan Stanley DW)              858,078   1,290,361   2,669,364
                                              ----------  ----------  ----------
   Total                                      23,762,595  21,270,437  23,218,105
                                              ----------  ----------  ----------
EXPENSES
Management fees                                3,904,764   3,640,869   3,482,595
Brokerage commissions (Morgan Stanley DW)      3,456,636   3,568,609   2,563,321
Incentive fees                                 2,307,973   1,886,229   2,152,705
Common administrative expenses                   156,630     195,738     151,459
                                              ----------  ----------  ----------
   Total                                       9,826,003   9,291,445   8,350,080
                                              ----------  ----------  ----------
NET INCOME                                    13,936,592  11,978,992  14,868,025
                                              ==========  ==========  ==========
NET INCOME ALLOCATION:
Limited Partners                              13,766,843  11,815,072  14,685,095
General Partner                                  169,749     163,920     182,930

NET INCOME PER UNIT:
Limited Partners                                  948.41      766.38      855.25
General Partner                                   948.41      766.38      855.25


  The accompanying notes are an integral part of these financial statements.

DEAN WITTER CORNERSTONE FUND II

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                   UNITS OF
                                  PARTNERSHIP  LIMITED     GENERAL
                                   INTEREST    PARTNERS    PARTNER     TOTAL
                                  ----------- ----------  --------  ----------
                                                  $           $          $
Partners' Capital,
December 31, 2000                  5,586.548  24,168,885   518,806  24,687,691
Net loss                               --       (351,955)   (6,897)   (358,852)
Redemptions                         (381.107) (1,631,103)    --     (1,631,103)
                                   ---------  ----------  --------  ----------
Partners' Capital, December 31,
2001                               5,205.441  22,185,827   511,909  22,697,736
Net income                             --      2,880,472    70,776   2,951,248
Redemptions                         (474.283) (2,167,076)    --     (2,167,076)
                                   ---------  ----------  --------  ----------
Partners' Capital, December 31,
2002                               4,731.158  22,899,223   582,685  23,481,908
Net income                             --        125,757     8,278     134,035
Redemptions                         (304.802) (1,476,534)  (90,000) (1,566,534)
                                   ---------  ----------  --------  ----------
Partners' Capital, December 31,
2003                               4,426.356  21,548,446   500,963  22,049,409
                                   =========  ==========  ========  ==========

DEAN WITTER CORNERSTONE FUND III

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                   UNITS OF
                                  PARTNERSHIP  LIMITED     GENERAL
                                   INTEREST    PARTNERS    PARTNER     TOTAL
                                  ----------- ----------  --------  ----------
                                                  $           $          $
Partners' Capital, December 31,
2000                               9,346.774  27,959,423   431,642  28,391,065
Net income                             --        110,780     1,181     111,961
Redemptions                         (713.990) (2,208,965)    --     (2,208,965)
                                   ---------  ----------  --------  ----------
Partners' Capital, December 31,
2001                               8,632.784  25,861,238   432,823  26,294,061
Net income                             --      4,283,008    77,641   4,360,649
Redemptions                         (882.609) (2,814,486)    --     (2,814,486)
                                   ---------  ----------  --------  ----------
Partners' Capital, December 31,
2002                               7,750.175  27,329,760   510,464  27,840,224
Net income                             --      2,339,613    40,302   2,379,915
Redemptions                         (588.606) (2,073,369) (150,000) (2,223,369)
                                   ---------  ----------  --------  ----------
Partners' Capital, December 31,
2003                               7,161.569  27,596,004   400,766  27,996,770
                                   =========  ==========  ========  ==========

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER CORNERSTONE FUND IV

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                 UNITS OF
                                PARTNERSHIP   LIMITED     GENERAL
                                 INTEREST     PARTNERS    PARTNER      TOTAL
                                ----------- -----------  ---------  -----------
                                                 $           $           $
Partners' Capital,
December 31, 2000               18,538.214   98,469,183  1,149,372   99,618,555
Net income                          --       14,685,095    182,930   14,868,025
Redemptions                     (1,422.938)  (7,876,555)     --      (7,876,555)
                                ----------  -----------  ---------  -----------
Partners' Capital,
December 31, 2001               17,115.276  105,277,723  1,332,302  106,610,025
Net income                          --       11,815,072    163,920   11,978,992
Redemptions                     (1,698.985) (10,747,122)     --     (10,747,122)
                                ----------  -----------  ---------  -----------
Partners' Capital,
December 31, 2002               15,416.291  106,345,673  1,496,222  107,841,895
Net income                          --       13,766,843    169,749   13,936,592
Redemptions                     (1,261.461)  (8,921,278)  (415,000)  (9,336,278)
                                ----------  -----------  ---------  -----------
Partners' Capital,
December 31, 2003               14,154.830  111,191,238  1,250,971  112,442,209
                                ==========  ===========  =========  ===========

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER CORNERSTONE FUND II

STATEMENTS OF CASH FLOWS

                                              FOR THE YEARS ENDED DECEMBER 31,
                                             ----------------------------------
                                                2003        2002        2001
                                             ----------  ----------  ----------
                                                 $           $           $
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                               134,035   2,951,248    (358,852)
Noncash item included in net income (loss):
 Net change in unrealized                       752,680    (511,624)  1,728,062
(Increase) decrease in operating assets:
 Due from Morgan Stanley DW                      44,537     (53,316)    (32,602)
 Interest receivable (Morgan Stanley DW)          5,244       7,246      67,028
Increase (decrease) in operating
 liabilities:
 Accrued management fees                         (4,588)      2,750      (6,524)
 Accrued administrative expenses                 (4,575)      1,930      21,771
 Accrued incentive fee                          (40,483)     40,483      --
                                             ----------  ----------  ----------
Net cash provided by operating activities       886,850   2,438,717   1,418,883
                                             ----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in redemptions payable      (95,290)    115,021    (240,275)
Redemptions of Units                         (1,566,534) (2,167,076) (1,631,103)
                                             ----------  ----------  ----------
Net cash used for financing activities       (1,661,824) (2,052,055) (1,871,378)
                                             ----------  ----------  ----------
Net increase (decrease) in cash                (774,974)    386,662    (452,495)

Balance at beginning of period               21,702,438  21,315,776  21,768,271
                                             ----------  ----------  ----------

Balance at end of period                     20,927,464  21,702,438  21,315,776
                                             ==========  ==========  ==========

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER CORNERSTONE FUND III

STATEMENTS OF CASH FLOWS

                                              FOR THE YEARS ENDED DECEMBER 31,
                                             ----------------------------------
                                                2003        2002        2001
                                             ----------  ----------  ----------
                                                 $           $           $
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                    2,379,915   4,360,649     111,961
Noncash item included in net income:
 Net change in unrealized                      (909,383) (1,480,039)  3,780,263
(Increase) decrease in operating assets:
 Interest receivable (Morgan Stanley DW)          5,301       8,900      75,489
 Due from Morgan Stanley DW                     264,529    (130,959)    (94,885)
 Net option premiums                             --         (23,122)     (9,300)
Increase (decrease) in operating
 liabilities:
 Accrued administrative expenses                  4,501       2,721      36,117
 Accrued management fees                            384       4,445      (6,471)
                                             ----------  ----------  ----------
Net cash provided by operating activities     1,745,247   2,742,595   3,893,174
                                             ----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in redemptions payable                 (25,112)    (27,034)   (115,008)
Redemptions of Units                         (2,223,369) (2,814,486) (2,208,965)
                                             ----------  ----------  ----------
Net cash used for financing activities       (2,248,481) (2,841,520) (2,323,973)
                                             ----------  ----------  ----------

Net increase (decrease) in cash                (503,234)    (98,925)  1,569,201

Balance at beginning of period               26,372,589  26,471,514  24,902,313
                                             ----------  ----------  ----------
Balance at end of period                     25,869,355  26,372,589  26,471,514
                                             ==========  ==========  ==========

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER CORNERSTONE FUND IV

STATEMENTS OF CASH FLOWS

                                            FOR THE YEARS ENDED DECEMBER 31,
                                         -------------------------------------
                                             2003         2002         2001
                                         -----------  -----------  -----------
                                              $            $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                13,936,592   11,978,992   14,868,025
Noncash item included in net income:
 Net change in unrealized                  3,788,611      948,478   (3,787,359)
Decrease in operating assets:
 Interest receivable (Morgan Stanley DW)      18,628       28,632      266,959
Increase (decrease) in operating
 liabilities:
 Accrued management fees                       8,868        4,355       18,696
 Accrued administrative expenses               7,863        5,357       71,662
 Accrued incentive fees                   (1,493,339)     148,204      509,200
                                         -----------  -----------  -----------
Net cash provided by operating
 activities                               16,267,223   13,114,018   11,947,183
                                         -----------  -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in redemptions
 payable                                     (75,165)     108,571   (1,109,566)
Redemptions of Units                      (9,336,278) (10,747,122)  (7,876,555)
                                         -----------  -----------  -----------
Net cash used for financing activities    (9,411,443) (10,638,551)  (8,986,121)
                                         -----------  -----------  -----------

Net increase in cash                       6,855,780    2,475,467    2,961,062

Balance at beginning of period           103,560,309  101,084,842   98,123,780
                                         -----------  -----------  -----------
Balance at end of period                 110,416,089  103,560,309  101,084,842
                                         ===========  ===========  ===========

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER CORNERSTONE II

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2003 AND 2002

                                                        LONG UNREALIZED  PERCENTAGE   SHORT UNREALIZED  PERCENTAGE
FUTURES AND FORWARD CONTRACTS:                            GAIN/(LOSS)   OF NET ASSETS   GAIN/(LOSS)    OF NET ASSETS
------------------------------                          --------------- ------------- ---------------- -------------
2003 PARTNERSHIP NET ASSETS: $22,049,409                       $              %              $               %
Foreign currency                                             605,088         2.75          (17,470)        (0.08)
Commodity                                                    550,044         2.49          (80,715)        (0.37)
Interest rate                                                 40,604         0.18          (26,475)        (0.12)
Equity                                                       124,756         0.57         (141,055)        (0.64)
                                                           ---------        -----         --------         -----
  Grand Total:                                             1,320,492         5.99         (265,715)        (1.21)
                                                           =========        =====         ========         =====
  Unrealized Currency Gain

  Total Net Unrealized Gain per Statement of Financial
   Condition

2002 PARTNERSHIP NET ASSETS: $23,481,908
Foreign currency                                           1,015,521         4.32              285            --
Commodity                                                    450,244         1.92          158,752          0.68
Interest rate                                                344,456         1.47         (166,859)        (0.71)
Equity                                                       (97,829)       (0.42)          80,749          0.34
                                                           ---------        -----         --------         -----
  Grand Total:                                             1,712,392         7.29           72,927          0.31
                                                           =========        =====         ========         =====
  Unrealized Currency Gain

  Total Net Unrealized Gain per Statement of Financial
   Condition


FUTURES AND FORWARD CONTRACTS:                          NET UNREALIZED GAIN/(LOSS) # OF CONTRACTS/NOTIONAL AMOUNTS
------------------------------                          -------------------------- -------------------------------
2003 PARTNERSHIP NET ASSETS: $22,049,409                            $
Foreign currency                                                  587,618                   1,598,518,831
Commodity                                                         469,329                             713
Interest rate                                                      14,129                             378
Equity                                                            (16,299)                            147
                                                                ---------
  Grand Total:                                                  1,054,777

  Unrealized Currency Gain                                        243,683
                                                                ---------
  Total Net Unrealized Gain per Statement of Financial
   Condition                                                    1,298,460
                                                                =========
2002 PARTNERSHIP NET ASSETS: $23,481,908
Foreign currency                                                1,015,806                     504,828,717
Commodity                                                         608,996                             668
Interest rate                                                     177,597                             437
Equity                                                            (17,080)                            122
                                                                ---------
  Grand Total:                                                  1,785,319

  Unrealized Currency Gain                                        265,821
                                                                ---------
  Total Net Unrealized Gain per Statement of Financial
   Condition                                                    2,051,140
                                                                =========

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER CORNERSTONE III

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2003 AND 2002

                                                                  LONG UNREALIZED  PERCENTAGE   SHORT UNREALIZED  PERCENTAGE
FUTURES AND FORWARD CONTACTS:                                       GAIN/(LOSS)   OF NET ASSETS   GAIN/(LOSS)    OF NET ASSETS
-----------------------------                                     --------------- ------------- ---------------- -------------
2003 PARTNERSHIP NET ASSETS: $27,996,770                                 $              %              $               %
Foreign currency                                                       557,716         2.00           (67,418)       (0.24)
Commodity                                                            1,395,548         4.98            (1,310)         --
Interest rate                                                            9,410         0.03           (11,520)       (0.04)
Equity                                                                 625,429         2.23            --              --
                                                                     ---------        -----        ----------        -----
  Grand Total:                                                       2,588,103         9.24           (80,248)       (0.28)
                                                                     =========        =====        ==========        =====
  Unrealized Currency Loss

  Total Net Unrealized Gain per Statement of Financial Condition

2002 PARTNERSHIP NET ASSETS: $27,840,224
Foreign currency                                                     1,927,510         6.92*       (1,063,204)       (3.82)
Interest rate                                                        1,071,951         3.85            (8,694)       (0.03)
Commodity                                                             (305,430)       (1.09)           (4,875)       (0.02)
Equity                                                                   --             --             27,282         0.10
                                                                     ---------        -----        ----------        -----
  Grand Total:                                                       2,694,031         9.68        (1,049,491)       (3.77)
                                                                     =========        =====        ==========        =====
  Unrealized Currency Loss

  Total Net Unrealized Gain per Statement of Financial Condition

                                                                  NET UNREALIZED # OF CONTRACTS/NOTIONAL
FUTURES AND FORWARD CONTACTS:                                      GAIN/(LOSS)           AMOUNTS
-----------------------------                                     -------------- -----------------------
2003 PARTNERSHIP NET ASSETS: $27,996,770                                $
Foreign currency                                                      490,298           655,430,138
Commodity                                                           1,394,238                   695
Interest rate                                                          (2,110)                  285
Equity                                                                625,429                   220
                                                                    ---------
  Grand Total:                                                      2,507,855

  Unrealized Currency Loss                                            (45,865)
                                                                    ---------
  Total Net Unrealized Gain per Statement of Financial Condition    2,461,990
                                                                    =========
2002 PARTNERSHIP NET ASSETS: $27,840,224
Foreign currency                                                      864,306         2,056,042,500
Interest rate                                                       1,063,257                   626
Commodity                                                            (310,305)                  431
Equity                                                                 27,282                    16
                                                                    ---------
  Grand Total:                                                      1,644,540

  Unrealized Currency Loss                                            (91,933)
                                                                    ---------
  Total Net Unrealized Gain per Statement of Financial Condition    1,552,607
                                                                    =========

*No single contract's value exceeds 5% of Net Assets.

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER CORNERSTONE IV

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2003 AND 2002

                                                                  LONG UNREALIZED PERCENTAGE OF SHORT UNREALIZED PERCENTAGE OF
FUTURES AND FORWARD CONTRACTS:                                      GAIN/(LOSS)    NET ASSETS     GAIN/(LOSS)     NET ASSETS
------------------------------                                    --------------- ------------- ---------------- -------------

2003 PARTNERSHIP NET ASSETS: $112,442,209                                $              %              $               %
Foreign currency                                                     3,142,423         2.80           (96,146)       (0.08)
                                                                    ----------        -----        ----------        -----
  Grand Total:                                                       3,142,423         2.80           (96,146)       (0.08)
                                                                    ==========        =====        ==========        =====
  Unrealized Currency Gain/(Loss)

  Total Net Unrealized Gain per Statement of Financial Condition

2002 PARTNERSHIP NET ASSETS: $107,841,895
Foreign currency:
  Other                                                              5,698,117         5.28*       (4,784,058)       (4.43)
  Euro/US dollar Mar. 03                                             5,843,488         5.42            --              --
                                                                    ----------        -----        ----------        -----
  Grand Total:                                                      11,541,605        10.70        (4,784,058)       (4.43)
                                                                    ==========        =====        ==========        =====
  Unrealized Currency Gain

  Total Net Unrealized Gain per Statement of Financial Condition


FUTURES AND FORWARD CONTRACTS:                                    NET UNREALIZED GAIN/(LOSS) NOTIONAL AMOUNTS
------------------------------                                    -------------------------- ----------------

2003 PARTNERSHIP NET ASSETS: $112,442,209                                     $
Foreign currency                                                          3,046,277            6,364,827,569
                                                                          ---------
  Grand Total:                                                            3,046,277

  Unrealized Currency Gain/(Loss)                                            --
                                                                          ---------
  Total Net Unrealized Gain per Statement of Financial Condition          3,046,277
                                                                          =========
2002 PARTNERSHIP NET ASSETS: $107,841,895
Foreign currency:
  Other                                                                     914,059           11,897,260,598
  Euro/US dollar Mar. 03                                                  5,843,488              172,375,000
                                                                          ---------
  Grand Total:                                                            6,757,547

  Unrealized Currency Gain                                                   77,341
                                                                          ---------
  Total Net Unrealized Gain per Statement of Financial Condition          6,834,888
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

DEAN WITTER CORNERSTONE FUNDS

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION. Dean Witter Cornerstone Fund II ("Cornerstone II"), Dean Witter Cornerstone Fund III ("Cornerstone III"), and Dean Witter Cornerstone Fund IV ("Cornerstone IV") (individually, a "Partnership", or collectively, the "Partnerships"), are limited partnerships organized to engage in the speculative trading of futures contracts, options on futures contracts, and forward contracts on foreign currencies and other commodity interests (collectively, "futures interests").
  The Partnership's general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers for Cornerstone II and Cornerstone III are Morgan Stanley & Co. Incorporated ("MS&Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Cornerstone IV's sole clearing commodity broker is MS&Co. Demeter, Morgan Stanley DW, MS&Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley.
  Effective June 20, 2002, Morgan Stanley Dean Witter & Co. changed its name to Morgan Stanley.
  Demeter is required to maintain a 1% minimum interest in the equity of each Partnership and income (losses) are shared by Demeter and the limited partners based upon their proportional ownership interests.
  Effective December 31, 2002, Welton Investment Corporation was terminated as a trading manager of Cornerstone III and was replaced by Graham Capital Management, L.P. on January 1, 2003.

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

DEAN WITTER CORNERSTONE FUNDS

NOTES TO FINANCIAL STATEMENTS
(continued)


REVENUE RECOGNITION. Futures interests are open commitments until settlement date. They are valued at market on a daily basis and the resulting net change in unrealized gains and losses is reflected in the change in unrealized profit
(loss) on open contracts from one period to the next in the statements of operations. Monthly, Morgan Stanley DW pays each Partnership interest income based upon 80% of its average daily Net Assets at a rate equal to the average yield on 13-week U.S. Treasury bills. For purposes of such interest payments to Cornerstone IV, Net Assets do not include monies owed to the Partnership on futures interests.

NET INCOME (LOSS) PER UNIT. Net income (loss) per unit of limited partnership interest ("Unit(s)") is computed using the weighted average number of Units outstanding during the period.

CONDENSED SCHEDULES OF INVESTMENTS. In March 2001, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee ("AICPA Executive Committee") issued Statement of Position 01-1 ("SOP 01-1") "Amendment to the Scope of Statement of Position 95-2, Financial Reporting By Nonpublic Investment Partnerships, to Include Commodity Pools". SOP 01-1 required commodity pools to include a condensed schedule of investments identifying those investments which constitute more than 5% of Net Assets, taking long and short positions into account separately, beginning in fiscal years ending after December 15, 2001.

In December 2003, the AICPA Executive Committee issued Statement of Position 03-4 ("SOP 03-4") "Reporting Financial Highlights and Schedule of Investments by Nonregistered Investment Partnerships: An Amendment to the Audit and Accounting Guide Audits Of Investment Companies and AICPA Statement of Position 95-2, Financial Reporting By Nonpublic Investment Partnerships". SOP 03-4 requires commodity pools to disclose on the Schedule of Investments the number of contracts, the contracts' expiration dates and the cumulative unrealized gains/(losses) on open futures contracts, when the cumulative

DEAN WITTER CORNERSTONE FUNDS

NOTES TO FINANCIAL STATEMENTS
(continued)

unrealized gains/(losses) on an open futures contract exceeds 5% of Net Assets, taking long and short positions into account separately. SOP 03-4 also requires ratios for expenses and net income/(losses) based on average net assets to be disclosed in Financial Highlights. SOP 03-4 is effective for fiscal years ending after December 15, 2003.

EQUITY IN FUTURES INTERESTS TRADING ACCOUNTS. The Partnerships' asset "Equity in futures interests trading accounts", reflected on the statements of financial condition, consists of (A) cash on deposit with Morgan Stanley DW, MS&Co. and MSIL for Cornerstone II and Cornerstone III, and Morgan Stanley DW and MS&Co. for Cornerstone IV, to be used as margin for trading; (B) net unrealized gains or losses on open contracts, which are valued at market and calculated as the difference between original contract value and market value; and (C) net option premiums, which represent the net of all monies paid and/or received for such option premiums.

  The Partnerships, in their normal course of business, enter into various contracts with MS&Co. and/or MSIL acting as their commodity brokers. Pursuant to brokerage agreements with MS&Co. and/or MSIL, to the extent that such trading results in unrealized gains or losses, these amounts are offset and reported on a net basis on the Partnerships' statements of financial condition.

  The Partnerships have offset the fair value amounts recognized for forward contracts executed with the same counterparty as allowable under the terms of their master netting agreements with MS&Co., the sole counterparty on such contracts. The Partnerships have consistently applied their right to offset.

BROKERAGE COMMISSIONS AND RELATED TRANSACTION FEES AND COSTS. Brokerage commissions and related transaction fees and costs for each Partnership are accrued on a half-turn basis at 80% and 100%, respectively, of the rates Morgan Stanley DW charges parties that are not clearinghouse members. Brokerage commissions and transaction fees and costs combined for each Partnership are capped at 13/20 of 1% per

DEAN WITTER CORNERSTONE FUNDS

NOTES TO FINANCIAL STATEMENTS
(continued)

month (a 7.8% maximum annual rate) of the adjusted Net Assets allocated to each trading program employed by the Partnerships' trading managers.

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

DEAN WITTER CORNERSTONE FUNDS

NOTES TO FINANCIAL STATEMENTS
(continued)


--------------------------------------------------------------------------------
2. RELATED PARTY TRANSACTIONS
Each Partnership pays brokerage commissions to Morgan Stanley DW as described in Note 1. Cornerstone II and Cornerstone III's cash is on deposit with Morgan Stanley DW, MS&Co. and MSIL, and Cornerstone IV's cash is on deposit with Morgan Stanley DW and MS&Co., in futures interests trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds as described in Note 1.

--------------------------------------------------------------------------------
3. TRADING MANAGERS
Demeter, on behalf of each Partnership, retains certain commodity trading managers to make all trading decisions for the Partnerships. The trading managers for each Partnership at December 31, 2003 were as follows:

Dean Witter Cornerstone Fund II
  John W. Henry & Company, Inc.
  Northfield Trading L.P.

Dean Witter Cornerstone Fund III
  Graham Capital Management, L.P.
  Sunrise Capital Management, Inc.

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

INCENTIVE FEE. Each Partnership pays an annual incentive fee equal to 15% of the new appreciation in Net Assets, as defined in the Limited Partnership Agreements, as of the end of each annual incentive period ending December 31, except for Cornerstone

DEAN WITTER CORNERSTONE FUNDS

NOTES TO FINANCIAL STATEMENTS
(continued)

IV, which pays incentive fees at the end of each annual incentive period ending May 31. New appreciation represents the amount by which Net Assets are increased by profits from futures, forwards and options trading that exceed losses after brokerage commissions, management fees, transaction fees and costs and common administrative expenses are deducted. Such incentive fee is accrued in each month in which new appreciation occurs. In those months in which new appreciation is negative, previous accruals, if any, during the incentive period are reduced. In those instances in which a Limited Partner redeems an investment, the incentive fee (if earned through a redemption date) is paid on that redemption to the trading manager in the month of such redemption.

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

DEAN WITTER CORNERSTONE FUNDS

NOTES TO FINANCIAL STATEMENTS
(continued)


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

CORNERSTONE II

                   NET UNREALIZED GAINS
                     ON OPEN CONTRACTS          LONGEST MATURITIES
               ----------------------------- ------------------------
                           OFF-                              OFF-
               EXCHANGE- EXCHANGE-             EXCHANGE-   EXCHANGE-
          YEAR  TRADED    TRADED     TOTAL      TRADED      TRADED
          ---- --------- --------- --------- ------------- ----------
                   $         $         $
          2003   748,037  550,423  1,298,460 December 2004 March 2004
          2002 1,077,589  973,551  2,051,140 December 2003 March 2003

CORNERSTONE III

                   NET UNREALIZED GAINS
                     ON OPEN CONTRACTS          LONGEST MATURITIES
               ----------------------------- ------------------------
                           OFF-                              OFF-
               EXCHANGE- EXCHANGE-             EXCHANGE-   EXCHANGE-
          YEAR  TRADED    TRADED     TOTAL      TRADED      TRADED
          ---- --------- --------- --------- ------------- ----------
                   $         $         $
          2003 2,061,496  400,494  2,461,990 June 2005     March 2004
          2002   688,301  864,306  1,552,607 December 2003 March 2003

CORNERSTONE IV

                     NET UNREALIZED GAINS
                       ON OPEN CONTRACTS        LONGEST MATURITIES
                 ----------------------------- --------------------
                             OFF-                          OFF-
                 EXCHANGE- EXCHANGE-           EXCHANGE- EXCHANGE-
            YEAR  TRADED    TRADED     TOTAL    TRADED    TRADED
            ---- --------- --------- --------- --------- ----------
                     $         $         $
            2003    --     3,046,277 3,046,277    --     March 2004
            2002    --     6,834,888 6,834,888    --     March 2003

  The Partnerships have credit risk associated with counterparty nonperformance. The credit risk asso-

DEAN WITTER CORNERSTONE FUNDS

NOTES TO FINANCIAL STATEMENTS
(continued)

ciated with the instruments in which the Partnerships are involved is limited to the amounts reflected in the Partnerships' statements of financial condition.

  The Partnerships also have credit risk because Morgan Stanley DW, MS&Co., and/or MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnerships' assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS&Co. and/or MSIL, each as a futures commission merchant for each Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission, to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled at December 31, 2003 and 2002 respectively, $21,675,501 and $22,780,027 for Cornerstone II and $27,930,851 and $27,060,890 for Cornerstone III. With respect to each Partnership's off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated, however, MS&Co. and Morgan Stanley DW will make daily settlements of losses as needed. With respect to those off-exchange-traded forward currency contracts, the Partnerships are at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. Each Partnership has a netting agreement with MS&Co. These agreements, which seek to reduce both the Partnerships' and MS&Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnerships' credit risk in the event of MS&Co.'s bankruptcy or insolvency.

DEAN WITTER CORNERSTONE FUNDS

NOTES TO FINANCIAL STATEMENTS
(continued)


--------------------------------------------------------------------------------
5. FINANCIAL HIGHLIGHTS

CORNERSTONE II

                                                                      PER UNIT:
                                                                      ---------
NET ASSET VALUE, JANUARY 1, 2003:                                     $4,963.25
                                                                      ---------
NET OPERATING RESULTS:
   Realized Profit                                                       659.01
   Unrealized Loss                                                      (164.24)
   Interest Income                                                        43.00
   Expenses                                                             (519.63)
                                                                      ---------
   Net Income                                                             18.14
                                                                      ---------

NET ASSET VALUE, DECEMBER 31, 2003:                                   $4,981.39
                                                                      =========

   Expense Ratio                                                          10.0%
   Net Income Ratio                                                        0.6%

TOTAL RETURN 2003                                                          0.4%

INCEPTION-TO-DATE RETURN                                                 410.9%

COMPOUND ANNUALIZED RETURN                                                 9.0%

CORNERSTONE III

                                                                      PER UNIT:
                                                                      ---------
NET ASSET VALUE, JANUARY 1, 2003:                                     $3,592.21
                                                                      ---------
NET OPERATING RESULTS:
   Realized Profit                                                       486.69
   Unrealized Profit                                                     122.28
   Interest Income                                                        31.35
   Expenses                                                             (323.22)
                                                                      ---------
   Net Income                                                            317.10
                                                                      ---------

NET ASSET VALUE, DECEMBER 31, 2003:                                   $3,909.31
                                                                      =========

   Expense Ratio                                                           8.5%
   Net Income Ratio                                                        8.4%

TOTAL RETURN 2003                                                          8.8%

INCEPTION-TO-DATE RETURN                                                 301.0%

COMPOUND ANNUALIZED RETURN                                                 7.6%

DEAN WITTER CORNERSTONE FUNDS

NOTES TO FINANCIAL STATEMENTS
(concluded)


CORNERSTONE IV

                                                                      PER UNIT:
                                                                      ---------
NET ASSET VALUE, JANUARY 1, 2003:                                     $6,995.32
                                                                      ---------
NET OPERATING RESULTS:
   Realized Profit                                                     1,813.28
   Unrealized Loss                                                      (256.86)
   Interest Income                                                        58.18
   Expenses                                                             (666.19)
                                                                      ---------
   Net Income                                                            948.41
                                                                      ---------

NET ASSET VALUE, DECEMBER 31, 2003:                                   $7,943.73
                                                                      =========

   Expense Ratio                                                           9.0%
   Net Income Ratio                                                       12.8%

TOTAL RETURN 2003                                                         13.6%

INCEPTION-TO-DATE RETURN                                                 714.7%

COMPOUND ANNUALIZED RETURN                                                13.4%

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










1769: