Form 10-Q
period 2004-03-31
WITTER DEAN CORNERSTONE FUND III
filed 2004-05-14
CIK 737000

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2004 or

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


Indicate by check-mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes            No    X


       <table>	DEAN WITTER CORNERSTONE FUND III

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2004




PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of March 31, 2004
		(Unaudited) and December 31, 2003..........................2

		Statements of Operations for the Quarters Ended
		March 31, 2004 and 2003 (Unaudited)........................3

		Statements of Changes in Partners' Capital for the
		Quarters Ended March 31, 2004 and 2003 (Unaudited)........ 4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2004 and 2003 (Unaudited)........................5

		Notes to Financial Statements (Unaudited)...............6-10

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations.......11-17

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................18-31

Item 4.	Controls and Procedures................................31


Part II. OTHER INFORMATION

Item 1.	Legal Proceedings......................................32

Item 6.	Exhibits and Reports on Form 8-K....................32-34


       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER CORNERSTONE FUND III
	STATEMENTS OF FINANCIAL CONDITION

	                     March 31,	December  31,
	      2004     	      2003
	                      $	   $
	                     (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	30,256,375	25,869,355

	Net unrealized gain on open contracts (MS&Co.)	1,514,537	1,572,599
	Net unrealized gain on open contracts (MSIL)	    608,993	    889,391

	     Total net unrealized gain on open contracts	  2,123,530	   2,461,990

	     Total Trading Equity	32,379,905	28,331,345

Interest receivable (Morgan Stanley DW)	        20,226	        16,293

	     Total Assets	  32,400,131	  28,347,638

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Redemptions payable	321,763	119,105
Accrued administrative expenses	132,894	149,518
Accrued management fees	       94,113	         82,245

	     Total Liabilities	      548,770	       350,868

Partners' Capital

Limited Partners (6,895.866 and
	  7,059.053 Units, respectively)	31,384,785	27,596,004
General Partner (102.516 Units)		      466,576	      400,766

	     Total Partners' Capital	   31,851,361	  27,996,770

	     Total Liabilities and Partners' Capital	  32,400,131	  28,347,638


NET ASSET VALUE PER UNIT	       4,551.25	      3,909.31


	The accompanying notes are an integral part of these financial statements.

	       <table> DEAN WITTER CORNERSTONE FUND III
	STATEMENTS OF OPERATIONS
(Unaudited)





	   For the Quarters Ended March 31,

	      2004     	      2003
	      $	      $
REVENUES
	Trading profit (loss):
		Realized	5,468,312	4,713,688
		Net change in unrealized	   (338,460)	 (2,541,129)

			Total Trading Results 	5,129,852	2,172,559

	Interest income (Morgan Stanley DW)	       56,794	      70,514

			Total	   5,186,646	 2,243,073

EXPENSES
	Brokerage commissions (Morgan Stanley DW)		307,881	378,565
	Management fees		272,081	270,274
	Common administrative expenses	19,000	     25,038
	Transaction fees and costs		    13,318	    21,174

			Total		   612,280	    695,051


NET INCOME 	 4,574,366	  1,548,022


NET INCOME ALLOCATION

	Limited Partners                                                                           4,508,556		1,520,037
	General Partner                                                                             	65,810	27,985


NET INCOME PER UNIT

	Limited Partners	     641.94		196.95
	General Partner	     641.94		196.95




	The accompanying notes are an integral part of these financial statements.

       <table>	DEAN WITTER CORNERSTONE FUND III
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Quarters Ended March 31, 2004 and 2003
	(Unaudited)




                                                                          Units of
	Partnership	Limited	General
	     Interest   	  Partners  	   Partner   	     Total
		$	$	$


Partners' Capital,
December 31, 2002	7,750.175	27,329,760	510,464	27,840,224

Net Income	-	1,520,037	27,985	1,548,022

Redemptions	   (203.891)	   (644,177) 	 (150,000) 	 (794,177)

Partners' Capital,
March 31, 2003	   7,546.284	28,205,620	             388,449	28,594,069






Partners' Capital,
December 31, 2003	7,161.569	27,596,004	400,766	27,996,770

Net Income	-	4,508,556	65,810	4,574,366

Redemptions	   (163.187)	   (719,775) 	         -     	       (719,775)

Partners' Capital,
March 31, 2004	   6,998.382	31,384,785	             466,576	  31,851,361







The accompanying notes are an integral part of these financial statements.



       <table>	DEAN WITTER CORNERSTONE FUND III
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Quarters Ended March 31,

	      2004     	      2003
	    $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income 	4,574,366		1,548,022
Noncash item included in net income:
	Net change in unrealized	   338,460		2,541,129

(Increase) decrease in operating assets:
	Interest receivable (Morgan Stanley DW)	     (3,933)		(1,622)
	Due from Morgan Stanley DW                                                            -		229,448

Increase (decrease) in operating liabilities:
	Accrued administrative expenses	   (16,624)		(7,260)
	Accrued management fees                                                           11,868		           3,237

Net cash provided by operating activities                                     4,904,137	  	      4,312,954


CASH FLOWS FROM FINANCING ACTIVITIES

Increase in redemptions payable	202,658		352,791
Redemptions of Units                                                                   (719,775)		 (794,177)

Net cash used for financing activities                                           (517,117)		(441,386)

Net increase in cash                                                                    4,387,020		3,871,568

Balance at beginning of period                                                  25,869,355		 26,372,589

Balance at end of period                                                           30,256,375		 30,244,157





	The accompanying notes are an integral part of these financial statements.



       DEAN WITTER CORNERSTONE FUND III
NOTES TO FINANCIAL STATEMENTS
March 31, 2004
(Unaudited)


The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Dean Witter Cornerstone Fund III (the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2003 Annual Report on Form 10-K.

1.  Organization
Dean Witter Cornerstone Fund III is a New York limited partnership organized to engage in the speculative trading of futures contracts, options on futures contracts and forward contracts on foreign currencies and other commodity interests. The Partnership is one of the Dean Witter Cornerstone Funds, comprised of the Partnership, Dean Witter Cornerstone Fund II and Dean Witter Cornerstone Fund IV.

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


       DEAN WITTER CORNERSTONE FUND III
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
The net unrealized gains (losses) on open contracts, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:

	Net Unrealized Gains (Losses)
	on Open Contracts	Longest Maturities
		Off-			Off-
	Exchange-	Exchange-		Exchange-	Exchange-
Date	 Traded  	  Traded   	Total	 Traded  	 Traded
	 $	  $	$

Mar. 31, 2004 	2,203,292	(79,762)	2,123,530	Sep. 2005	Jun. 2004
Dec. 31, 2003	2,061,496	400,494	2,461,990	Jun. 2005	Mar. 2004

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.



The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership's assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading
       DEAN WITTER CORNERSTONE FUND III
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $32,459,667 and $27,930,851 at March 31, 2004 and December 31, 2003,
respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated, however, MS & Co. and Morgan Stanley DW will make daily settlements of losses as needed. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.


       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS


Liquidity. The Partnership deposits its assets with Morgan Stanley DW as non-clearing broker, and MS & Co. and MSIL as clearing brokers in separate futures, forwards and options trading accounts established for each Trading Manager, which assets are used as margin to engage in trading and may be used as margin solely for the Partnership's trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. Since the Partnership's sole purpose is to trade in futures, forwards and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership's investment in futures, forwards, and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as "daily price fluctuations limits" or "daily limits". Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading.
       These market conditions could prevent the Partnership from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

There is no limitation on daily price moves in trading forward contracts on foreign currencies. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Partnership from trading in potentially profitable markets or prevent the Partnership from promptly liquidating unfavorable positions in such markets, subjecting it to substantial losses. Either of these market conditions could result in restrictions on redemptions. For the periods covered by this report, illiquidity has not materially affected the Partnership's assets.

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

Results of Operations
General. The Partnership's results depend on the Trading Managers and the ability of each Trading Manager's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards and options markets. The following presents a summary of the Partnership's operations for the three month periods ended March 31, 2004 and 2003, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Managers trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Managers or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Managers' trading activities on behalf of the Partnership and how
       the Partnership has performed in the past. Past performance is not necessarily indicative of future results.

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

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of
       critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarter Ended March 31, 2004
The Partnership recorded revenues including interest income totaling $5,186,646 and expenses totaling $612,280, resulting in net income of $4,574,366 for the quarter ended March 31, 2004. The Partnership's net asset value per Unit increased from $3,909.31 at December 31, 2003 to $4,551.25 at March 31, 2004.

The most significant trading gains of approximately 6.8% were recorded in the metals markets. Long futures positions in base metals, such as copper and aluminum, supplied gains as lower supply and heightened demand from Asia caused prices to increase. During March, long futures positions in silver benefited as prices consistently moved higher amid central bank demand triggered by lower currency values. Additional gains of approximately 4.6% were recorded in the global interest rate markets from long positions in European and U.S. interest rate futures. Bond prices benefited from the January release of weak U.S. economic data and February comments from global central banks regarding non-inflationary economic environments that did not warrant an increase in interest rates. Profits of approximately 2.3% were recorded in the energy markets, primarily during February, from long futures positions in crude oil and its related products as low market supply, falling inventory levels
       and production cut announcements from OPEC caused prices to increase. In the agricultural markets, gains of approximately 2.1% were generated from long futures positions in soybeans, soybean-related products and corn. Growing U.S. exports and heightened demand from Asia pushed prices for these commodities higher during the quarter. Further Partnership's overall gains of approximately 1.4% were achieved in the global stock index markets. During March, long positions in Japanese stock index futures returned gains as Japanese equity prices rallied higher in response to positive economic data that reflected the steady pace of Japan's economic recovery. During January, long positions in U.S. stock index futures provided gains as prices rallied on reports of strong company earnings. A portion of the Partnership's overall gains for the quarter was offset by losses of approximately 0.4% in the currency sector. The majority of the sector losses were incurred during March from short Japanese yen positions against the U.S. dollar as the value of the yen reversed higher due to speculation that the Bank of Japan was relaxing its efforts to weaken the Japanese currency.

For the Quarter Ended March 31, 2003
The Partnership recorded revenues including interest income totaling $2,243,073 and expenses totaling $695,051, resulting in net income of $1,548,022 for the quarter ended March 31, 2003. The Partnership's net asset value per Unit increased from $3,592.21 at December 31, 2002 to $3,789.16 at March 31, 2003.
       The most significant trading gains of approximately 4.4%
were recorded in the energy markets during January and February from long positions in natural gas futures as prices increased sharply due to prolonged frigid temperatures in the northeastern and midwestern U.S. Elsewhere in the energy markets, long positions in crude oil futures resulted in gains as prices trended higher during January and February amid the looming threat of a Coalition-led war against Iraq and an overall decline in inventories. Additional gains of approximately 1.3% were recorded in the global interest rate markets from long positions in European and U.S. interest rate futures as prices trended higher during January and February as investors continued to seek the safe haven of fixed income investments in response to continued uncertainty in the global equity markets. Smaller gains of approximately 1.2% were recorded in the currency markets from long positions in the euro and Swiss franc versus the U.S. dollar as the value of these European currencies strengthened amid the release of weak U.S. economic data and fear of military action against Iraq. A portion of the Partnership's overall gains was offset by losses of approximately 0.9% incurred in the metals markets primarily during March from long positions in aluminum and copper futures as prices reversed sharply lower due to muted industrial demand.


       Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures, forwards and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership's assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is inherent to the primary business activity of the Partnership.

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

The Partnership's total market risk may increase or decrease as it is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership's open
       positions, the volatility present within the markets, and the liquidity of the markets.

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

The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership's open positions is directly reflected in the Partnership's earnings and cash flow.
       The Partnership's risk exposure in the market sectors traded by the Trading Managers is estimated below in terms of Value at Risk ("VaR"). The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period.
This generates a probability distribution of daily "simulated profit and loss" outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter's simulated profit and loss series.

       The Partnership's VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at March 31, 2004 and 2003. At March 31, 2004 and 2003, the Partnership's total capitalization was approximately $32 million and $29 million, respectively.

Primary Market	               March 31, 2004      March 31, 2003
Risk Category	                Value at Risk       Value at Risk

Interest Rate	(2.18)%	(0.71)%
Equity   	(0.70)	(0.78)
Currency   	(0.24)	(0.92)
Commodity                     	(1.25)	(0.47)
Aggregate Value at Risk           (2.42)%	(1.54)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from April 1, 2003 through March 31, 2004.

Primary Market Risk Category	High	Low	Average
Interest Rate	(2.18)%	(0.33)%	(1.11)%

Equity	(2.23)	(0.70)	(1.38)

Currency	(1.46)	(0.24)	(1.05)

Commodity	(1.73)	(1.25)	(1.49)

Aggregate Value at Risk	    (3.19)%	(2.42)%	(2.70)%


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

The VaR tables provided present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at March 31, 2004 and 2003, and for the four quarter-end reporting periods from April 1, 2003 through March 31, 2004. VaR is not necessarily representative of the Partnership's historic risk, nor should it be used to predict the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion
(approximately 90% as of March 31, 2004) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates would result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership's market-sensitive instruments, in relation to the Partnership's net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership's market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of
       the Securities Act and Section 21E of the Securities
Exchange Act. The Partnership's primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Managers for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at March 31, 2004, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. The Partnership's primary market exposure at March 31, 2004 was to the global interest rate sector. Exposure was primarily spread across the Japanese, U.S. and European interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership
       and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership's profitability. The Partnership's interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy and Canada. However, the Partnership also takes futures positions in the government debt of smaller countries - e.g., Australia. Demeter anticipates that the G-7 countries and Australian interest rates will remain the primary interest rate exposures of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Equity. The second largest market exposure of the Partnership at March 31, 2004 was to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At March 31, 2004, the Partnership's primary exposures were to the S&P 500 (U.S.), Nikkei (Japan) and TOPIX (Japan) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., Japanese and European stock indices. Static markets would not cause major market changes but would make it
       difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Currency. The third largest market exposure of the Partnership at March 31, 2004 was to the currency sector. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies including cross-rate - i.e., positions between two currencies other than the U.S. dollar. At March 31, 2004, the Partnership's major exposures were to the euro and British pound currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Commodity.
       Energy. The Partnership's energy exposure at March 31,
2004 was shared primarily by futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in price resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Metals. The Partnership's metals exposure at March 31, 2004 was to fluctuations in the price of precious metals, such as gold and silver, and base metals, such as copper and aluminum. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets. The Trading Managers, from time to time, take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Soft Commodities and Agriculturals. At March 31, 2004, the Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to corn, wheat and cotton. Supply and demand inequalities, severe weather disruptions
       and market expectations affect price movements in
these markets.


Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2004:

Foreign Currency Balances. The Partnership's primary foreign currency balances at March 31, 2004 were in euros, Japanese yen and Australian dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Managers, separately, attempt to manage the risk of the Partnership's open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership's assets among different Trading Managers, each of whose strategies focus on different market sectors and trading approaches, and by monitoring the performance of the Trading Managers daily. In addition, the Trading Managers establish diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

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

(B)	  Reports on Form 8-K
On April 14, 2004 the Partnership filed the Current Report on Form 8-K for the purpose of reporting, under Item 5, changes made to the Board of Directors of Demeter.

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



				         Dean Witter Cornerstone Fund III
				         (Registrant)

                     By:   Demeter Management Corporation
                           (General Partner)

May 17, 2004         By:   /s/Jeffrey D. Hahn
                              Jeffrey D. Hahn
                              Chief Financial Officer







The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.