Form 10-Q
period 2004-06-30
WITTER DEAN CORNERSTONE FUND III
filed 2004-08-12
CIK 737000

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2004 or

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	June 30, 2004




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of June 30, 2004
		(Unaudited) and December 31, 2003..........................2

		Statements of Operations for the Quarters Ended
		June 30, 2004 and 2003 (Unaudited).........................3

		Statements of Operations for Six Months
		Ended June 30, 2004 and 2003 (Unaudited)...................4

		Statements of Changes in Partners' Capital for the
		Six Months Ended June 30, 2004 and 2003 (Unaudited)........5

		Statements of Cash Flows for the Six Months Ended
		June 30, 2004 and 2003 (Unaudited)........................ 6

		Notes to Financial Statements (Unaudited)...............7-11

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations.......12-23

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................24-36

Item 4.	Controls and Procedures................................37


PART II. OTHER INFORMATION

Item 5.	Other Information...................................38-39

Item 6.	Exhibits and Reports on Form 8-K....................40-42


<apge> <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER CORNERSTONE FUND III
	STATEMENTS OF FINANCIAL CONDITION
	                     June 30,	December  31,
	      2004     	      2003
	                      $	   $
	                     (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	28,110,949	25,869,355

	Net unrealized gain (loss) on open contracts (MSIL)	(398,954)	889,391
	Net unrealized gain (loss) on open contracts (MS&Co.)	   (412,555)	   1,572,599

	     Total net unrealized gain (loss) on open contracts	   (811,509)	   2,461,990

	     Total Trading Equity	27,299,440	28,331,345

Interest receivable (Morgan Stanley DW)	       23,700	        16,293

	     Total Assets	  27,323,140	  28,347,638

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Accrued administrative expenses	150,533	149,518
Redemptions payable	133,856	119,105
Accrued management fees	        79,253	         82,245

	     Total Liabilities	      363,642	       350,868

Partners' Capital

Limited Partners (6,818.356 and
	  7,059.053 Units, respectively)	26,560,158	27,596,004
General Partner (102.516 Units)		       399,340	      400,766

	     Total Partners' Capital	    26,959,498	  27,996,770

	     Total Liabilities and Partners' Capital	      27,323,140	  28,347,638


NET ASSET VALUE PER UNIT	        3,895.39	      3,909.31


	The accompanying notes are an integral part of these financial statements.

       <table> 	DEAN WITTER CORNERSTONE FUND III
	STATEMENTS OF OPERATIONS
(Unaudited)





	   For the Quarters Ended June 30,

	      2004     	      2003
	      $	      $
REVENUES
	Trading profit (loss):
		Realized	(1,214,205)	496,347
		Net change in unrealized	  (2,935,039)	    333,981

			Total Trading Results 	(4,149,244)	830,328

	Interest income (Morgan Stanley DW)	        62,972	      62,111

			Total	  (4,086,272)	    892,439

EXPENSES

	Management fees	    246,950	255,612
	Brokerage commissions (Morgan Stanley DW)	    214,822	284,619
	Common administrative expenses	22,000	     24,407
	Transaction fees and costs                                                                 9,844		      19,439

			Total                                                                                     493,616		    584,077


NET INCOME (LOSS)                                                                     (4,579,888)	     308,362


NET INCOME (LOSS) ALLOCATION

	Limited Partners                                                                          (4,512,652)	304,224
	General Partner                                                                               (67,236)	4,138

NET INCOME (LOSS) PER UNIT

	Limited Partners	   (655.86)		40.36
	General Partner	   (655.86) 	40.36




	The accompanying notes are an integral part of these financial statements.

       <table>
	DEAN WITTER CORNERSTONE FUND III
	STATEMENTS OF OPERATIONS
(Unaudited)





	   For the Six Months Ended June 30,

	      2004     	      2003
	      $	      $
REVENUES
	Trading profit (loss):
		Realized	4,254,107	5,210,035
		Net change in unrealized	    (3,273,499)	 (2,207,148)

			Total Trading Results 	980,608	3,002,887

	Interest income (Morgan Stanley DW)	        119,766	     132,625

			Total	     1,100,374	   3,135,512

EXPENSES

	Brokerage commissions (Morgan Stanley DW)	   522,703		663,184
	Management fees	   519,031		525,886
	Common administrative expenses	     41,000		49,445
	Transaction fees and costs                                                              23,162		        40,613

			Total                                                                                  1,105,896		  1,279,128


NET INCOME (LOSS)                                                                           (5,522)	   1,856,384


NET INCOME (LOSS) ALLOCATION

	Limited Partners         	(4,096)	1,824,261
	General Partner                                                                            	(1,426)	32,123


NET INCOME (LOSS) PER UNIT

	Limited Partners	      (13.92)	237.31
	General Partner	      (13.92)	237.31


	The accompanying notes are an integral part of these financial statements.

       <table>

	DEAN WITTER CORNERSTONE FUND III
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Six Months Ended June 30, 2004 and 2003
	(Unaudited)




                                                              	Units of
	Partnership	Limited	General
	     Interest   	  Partners  	   Partner   	     Total
		$	$	$


Partners' Capital,
December 31, 2002	7,750.175	27,329,760	510,464	27,840,224

Net Income	-	1,824,261	32,123	1,856,384

Redemptions	   (315.596)	   (1,075,759) 	 (150,000) 	(1,225,759)

Partners' Capital,
June 30, 2003	   7,434.579	  28,078,262	             392,587	28,470,849






Partners' Capital,
December 31, 2003	7,161.569	27,596,004	400,766	27,996,770

Net Loss	-	(4,096)	(1,426)	(5,522)

Redemptions	   (240.697)	   (1,031,750) 	            -   	(1,031,750)

Partners' Capital,
June 30, 2004	   6,920.872	  26,560,158	             399,340	26,959,498






The accompanying notes are an integral part of these financial statements.



       <table>	DEAN WITTER CORNERSTONE FUND III
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Six Months Ended June 30,

	      2004     	      2003
	    $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)		(5,522)	1,856,384
Noncash item included in net income (loss):
	Net change in unrealized		3,273,499	2,207,148

(Increase) decrease in operating assets:
	Interest receivable (Morgan Stanley DW)		(7,407)	2,556
	Due from Morgan Stanley DW                                                  	-	          242,202

Increase (decrease) in operating liabilities:
	Accrued administrative expenses		1,015	(7,668)
	Accrued management fees                                               		       (2,992)	           1,993

Net cash provided by operating activities                               		  3,258,593  	      4,302,615


CASH FLOWS FROM FINANCING ACTIVITIES

Increase in redemptions payable		14,751	51,106
Redemptions of Units                                                                	    (1,031,750)	 (1,225,759)

Net cash used for financing activities                                       	    (1,016,999)	  (1,174,653)

Net increase in cash                                                                 	2,241,594	3,127,962

Balance at beginning of period                                               		   25,869,355	 26,372,589

Balance at end of period                                                        		   28,110,949	 29,500,551





	The accompanying notes are an integral part of these financial statements.



       DEAN WITTER CORNERSTONE FUND III
NOTES TO FINANCIAL STATEMENTS
June 30, 2004
(Unaudited)


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

Generally, derivatives include futures, forward, swaps or options contracts, and other financial instruments with similar characteristics such as caps, floors, and collars.

       DEAN WITTER CORNERSTONE FUND III
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The net unrealized gains (losses) on open contracts, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:

	Net Unrealized Gains (Losses)
	on Open Contracts	Longest Maturities
		Off-			Off-
	Exchange-	Exchange-		Exchange-	Exchange-
Date	 Traded  	  Traded   	Total	 Traded  	 Traded
	 $	  $	$

Jun. 30, 2004 	(748,374)	(63,135)	(811,509)	Dec. 2005	Sep. 2004
Dec. 31, 2003	2,061,496	400,494	2,461,990	Jun. 2005	Mar. 2004

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.



The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership's assets. Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership's exchange-traded futures, forward, and futures-styled
       DEAN WITTER CORNERSTONE FUND III
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts, which funds, in the aggregate, totaled $27,362,575 and $27,930,851 at June 30, 2004 and December 31, 2003, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily exchange- required settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated, however, MS & Co. and Morgan Stanley DW will make daily settlements of losses as needed. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.


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

Off-Balance Sheet Arrangements and Contractual Obligations. The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments that would affect its liquidity or capital resources.

Results of Operations
General. The Partnership's results depend on the Trading Managers and the ability of each Trading Manager's trading programs to take advantage of price movements in the futures, forwards and options markets. The following presents a summary of the Partnership's operations for the three and six month periods ended June 30, 2004 and 2003, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Managers trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Managers or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the
       context of the Trading Managers' trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership's results of operations set forth in the financial statements on pages 2 through 11 of this report were prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized trading profit/loss" for open (unrealized) contracts, and recorded as "Realized trading profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day. Interest income revenue, as well as management fees, incentive fees and brokerage commissions expenses of the Partnership are recorded on an accrual basis.

       Demeter believes that, based on the nature of the
operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarter and Six Months Ended June 30, 2004
The Partnership recorded losses net of interest income totaling $4,086,272 and expenses totaling $493,616, resulting in a net loss of $4,579,888 for the quarter ended June 30, 2004. The Partnership's net asset value per Unit decreased from $4,551.25 at March 31, 2004 to $3,895.39 at June 30, 2004.

The most significant trading losses of approximately 7.8% were recorded in the global interest rate markets. Losses were incurred from long U.S. and European interest rate futures positions during April as fixed income prices tumbled following the release of stronger than expected U.S. jobs data. Short positions during May and June suffered losses as prices moved higher amid conjecture that the U.S. Federal Reserve would possibly hold off raising interest rates should U.S. economic growth stall. Additional Partnership losses of approximately 3.2% stemmed primarily from long positions in both base and precious metals during April as prices weakened due to the strength of the U.S. dollar and fears of reduced demand from China. Additionally, the U.S. dollar's move higher caused losses in long gold and silver futures positions as precious metals
       prices conversely moved lower.  During May, short
positions in the metals complex generated losses as industrial metals prices rebounded amid a weaker U.S. dollar and stronger Asian demand. Gold prices also increased as investor interest was reignited by the weak U.S. dollar and fears of potential terrorist attacks. During June, losses stemmed from long futures positions in copper as prices drifted lower on news of increased supply from Chile and muted demand. Further losses of approximately 2.9% were incurred in the currency markets throughout the quarter. Long positions in the Japanese yen versus the U.S. dollar generated losses during April as the dollar surged following the release of stronger than expected U.S. jobs data. The yen also weakened due to Japanese government currency market intervention. During May, short positions in the Japanese yen versus the U.S. dollar incurred losses as the dollar's value declined in response to fears of potential terrorist attacks, expanding energy prices, and the release of weaker than expected economic data. Losses were also incurred on long positions in the British pound versus the U.S. dollar amid speculation for rising U.S. interest rates. During June, long positions in the British pound versus the U.S. dollar incurred losses as the dollar reversed higher amid strong U.S. consumer confidence figures. Additional losses of approximately 1.1% resulted from positions in the global stock index markets, primarily during May. Long positions in U.S. and Japanese equity index futures resulted in losses as equity prices were negatively
       impacted by geopolitical concerns and expanding energy prices. Newly established short positions then experienced additional losses as prices rebounded later in May due to a slight pullback in oil prices and strong earnings from technology companies. A portion of the Partnership's overall losses for the quarter was offset by gains of approximately 1.0% achieved in the energy markets, primarily during May, from long futures positions in crude oil and its related products. Crude oil prices surged past $41 a barrel, reaching twenty-one year highs, amid fears of terrorist attacks on Saudi Arabian oil facilities and disruptions in Iraqi oil production.

The Partnership recorded revenues including interest income totaling $1,100,374 and expenses totaling $1,105,896, resulting in a net loss of $5,522 for the six months ended June 30, 2004. The Partnership's net asset value per Unit decreased from $3,909.31 at December 31, 2003 to $3,895.39 at June 30, 2004.

The most significant trading gains of approximately 3.4% were recorded in the energy markets during February, April and May. Long futures positions in crude oil and its related products benefited during February from low market supply, falling inventory levels, and production cut announcements from OPEC caused prices to increase. Fears of terrorist attacks during April and May forced crude oil prices above $41 per barrel and generated additional gains for long futures positions. Additional gains of approximately 3.3% were achieved in the metals markets. During the first quarter, long futures positions in base metals, such as copper, supplied gains as lower supply and heightened demand from Asia caused prices to increase.
During March, long futures positions in silver benefited as prices consistently moved higher amid central bank demand triggered by lower currency values. Further Partnership gains of approximately 1.9% resulted in the agricultural markets from long futures positions in soybeans, soybean related products and corn. Growing U.S. exports and heightened demand from Asia pushed prices for these commodities higher during the first quarter. A portion of the Partnership's gains during the first six months of the year was offset by losses of approximately 3.6% incurred during the second quarter in the global interest rate markets. Losses resulted from long U.S. interest rate futures positions during April as global fixed income prices tumbled following the release of stronger than expected U.S. jobs data. Short positions during May and June suffered losses as prices moved higher amid conjecture that the U.S. Federal Reserve would possibly hold off raising interest rates should U.S. economic growth stall. Additional losses of 3.3% were experienced in the currency markets. Long positions in the Japanese yen versus the U.S. dollar generated losses during April as the dollar surged following the release of stronger than expected U.S. jobs data. The yen also weakened due to Japanese government currency market intervention. Losses were also incurred on long positions in the
       British pound versus the U.S. dollar amid speculation for rising U.S. interest rates. Short positions in the Japanese yen versus the U.S. dollar incurred losses during May as the dollar's value declined in response to fears of potential terrorist attacks, expanding energy prices, and the release of weaker than expected economic data.

For the Quarter and Six Months Ended June 30, 2003
The Partnership recorded revenues including interest income totaling $892,439 and expenses totaling $584,077, resulting in net income of $308,362 for the quarter ended June 30, 2003. The Partnership's net asset value per Unit increased from $3,789.16 at March 31, 2003 to $3,829.52 at June 30, 2003.

The most significant trading gains of approximately 4.3% were recorded in the global interest rate markets during May from long positions in U.S. and European interest rate futures as prices trended higher amid speculation of an interest rate cut by the U.S. Federal Reserve and lingering doubts concerning a global economic recovery. Additional gains of approximately 3.3% were recorded in the currency markets, primarily during April and May, from long positions in the euro versus the U.S. dollar as the value of the euro continued to trend higher following the decision by the European Central Bank to leave interest rates unchanged. Additional gains were provided from long positions in the euro versus the Japanese yen as the value of the euro also
       increased against the yen.  A portion of the Partnership's overall gains for the quarter was offset by losses of approximately 2.0% experienced in the global stock index markets from short positions in European and U.S. stock index futures as global equity prices rallied during April in response to positive earnings announcements and the conclusion of the war in Iraq. During May, losses in this sector were incurred from short positions in Japanese stock index futures as prices reversed higher on increased optimism that the Japanese government would take steps to support that nation's stock market. In the agricultural markets, losses of approximately 1.7% resulted from long positions in cotton futures during April as prices declined due to strong selling prompted by reports of lower exports and shrinking Asian demand. Losses of approximately 1.5% were recorded in the metals markets, primarily during June from long positions in copper and aluminum futures as prices declined in anticipation of an interest rate cut by the U.S. Federal Reserve.

The Partnership recorded revenues including interest income totaling $3,135,512 and expenses totaling $1,279,128, resulting in net income of $1,856,384 for the six months ended June 30, 2003.
The Partnership's net asset value per Unit increased from $3,592.21 at December 31, 2002 to $3,829.52 at June 30, 2003.

The most significant trading gains of approximately 5.7% were experienced in the global interest rate markets from long positions in U.S. and European interest rate futures during January, February and May as prices trended higher amid investor demand for fixed income investments due to uncertainty in global equity markets and lingering doubts concerning a global economic recovery. In the currency markets, gains of approximately 4.6% were experienced from long positions in the euro versus the U.S. dollar and the Japanese yen as the value of the euro trended higher during January and early in the second quarter following the decision by the European Central Bank to leave interest rates unchanged. Gains of approximately 4.1% were recorded in the energy markets during January and February from long positions in natural gas futures as prices continued to trend higher in response to prolonged frigid temperatures in the northeastern and midwestern United States. Additional gains resulted from long positions in crude oil futures as prices rallied during the same period amid the looming threat of military action against Iraq and an overall decline in inventories. A portion of the Partnership's overall gains was offset by losses of approximately 2.3% in the metals markets from positions in aluminum and copper futures as prices whipsawed throughout a majority of the first half of the year, thus resulting in trendless markets. Additional losses of approximately 1.5% experienced in the global stock index markets resulted from short positions in U.S. stock index futures during April as global equity prices rallied in response to positive earnings announcements and the conclusion of the war in Iraq. Losses of approximately 1.4% in the agricultural markets were
       incurred from short positions in corn futures during May as prices moved higher amid concerns of weather related crop damage in the U.S. midwest.

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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership's open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, forwards and options are settled daily through variation margin. Gain/losses on off-exchange-traded forward currency contracts are settled at the termination of the contract or more frequently, as agreed upon with each counterparty.

       The Partnership's total market risk may increase or
decrease as it is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership's open positions, the volatility present within the markets, and the liquidity of the markets.

The Partnership's past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership's market risk is limited by the uncertainty of its speculative trading. The Partnership's speculative trading may cause future losses and volatility (i.e., "risk of ruin") that far exceed the Partnership's experience to date or any reasonable expectations based upon historical changes in market value.

Limited partners will not be liable for losses exceeding the current net asset value of their investment.

Quantifying the Partnership's Trading Value at Risk
The following quantitative disclosures regarding the Partnership's market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-
       looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership's open positions is directly reflected in the Partnership's earnings and cash flow.

The Partnership's risk exposure in the market sectors traded by the Trading Managers is estimated below in terms of Value at Risk ("VaR"). The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio
       (using delta-gamma approximations) for each of the
historical market moves that occurred over this time period.
This generates a probability distribution of daily "simulated profit and loss" outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter's simulated profit and loss series.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets
       by primary market risk category at June 30, 2004 and 2003.
At June 30, 2004 and 2003, the Partnership's total capitalization was approximately $27 million and $28 million, respectively.

Primary Market	              June 30, 2004       June 30, 2003
Risk Category	                Value at Risk       Value at Risk

Interest Rate	(0.70)%        	(1.55)%
Equity   	(0.55)	(1.12)
Currency   	(0.40)	(1.09)
Commodity                     	(0.49)	(1.41)
Aggregate Value at Risk           (1.17)%	(2.45)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from July 1, 2003 through June 30, 2004.

Primary Market Risk Category	   High		 Low		  Average
Interest Rate	  (2.18)%	(0.33)%	(0.89)%

Equity	 (2.23)	(0.55)	(1.24)

Currency	(1.46)	(0.24)	(0.88)

Commodity	(1.73)	(0.49)	(1.26)

Aggregate Value at Risk	    (3.19)%	(1.17)%	(2.38)%


Limitations on Value at Risk as an Assessment of Market Risk
The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and
15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership to typically be many times the total capitalization of the Partnership. The value of the Partnership's open positions thus creates a "risk of ruin" not typically found in other investments. The relative size of the positions held may cause the Partnership to incur losses greatly in excess of VaR within a short period of time, given the effects of the leverage employed and market volatility. The VaR tables above, as well as the past performance of the Partnership, give no indication of such "risk of ruin". In addition, VaR risk measures should be viewed in light of the methodology's limitations, which include the following:
?	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;

?	changes in portfolio value caused by market movements may
differ from those of the VaR model;
?	VaR results reflect past market fluctuations applied to current trading positions while future risk depends on future
positions;
?	VaR using a one-day time horizon does not fully capture the
market risk of positions that cannot be liquidated or hedged within one day; and
?	the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

The VaR tables provided present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at June 30, 2004 and 2003, and for the four quarter-end reporting periods from July 1, 2003 through June 30, 2004. VaR is not necessarily representative of the Partnership's historic risk, nor should it be used to predict the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.


       Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion (approximately 99% as of June 30, 2004) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates would result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership's market-sensitive instruments, in relation to the Partnership's net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership's market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures, as well as the
       strategies used and to be used by Demeter and the Trading
Managers for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at June 30, 2004, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. The Partnership's primary market exposure at June 30, 2004 was to the global interest rate sector. Exposure was primarily spread across the U.S., Japanese and European interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as
       relative interest rate movements between countries,
materially impact the Partnership's profitability. The Partnership's interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller countries - e.g., Australia. Demeter anticipates that the G-7 countries and Australian interest rates will remain the primary interest rate exposures of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Equity. The second largest market exposure of the Partnership at June 30, 2004 was to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At June 30, 2004, the Partnership's primary exposures were to the DAX (Germany), CAC 40 (France), TOPIX (Japan), Nikkei (Japan), and NASDAQ (U.S.) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., Japanese and European stock indices. Static markets would not cause major market changes but would make it difficult for the Partnership to
       avoid trendless price movements, resulting in numerous small losses.

Currency. The third largest market exposure of the Partnership at June 30, 2004 was to the currency sector. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies including cross-rate - i.e., positions between two currencies other than the U.S. dollar. At June 30, 2004, the Partnership's major exposures were to the euro, British pound, Australian and Canadian dollar currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future.

Commodity.
Energy. The Partnership's energy exposure at June 30, 2004 was shared primarily by futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns
       and other economic fundamentals.  Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in price resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Metals. The Partnership's metals exposure at June 30, 2004 was to fluctuations in the price of precious metals, such as gold and base metals, such as aluminum, copper, and zinc. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Managers, from time to time, take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Soft Commodities and Agriculturals. At June 30, 2004, the Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to the cotton and wheat markets. Supply and demand inequalities, severe weather disruptions and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2004:

Foreign Currency Balances. The Partnership's primary foreign currency balances at June 30, 2004 were in euros, Japanese yen and Australian dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

    (a)	As of the end of the period covered by this quarterly
report, the President and Chief Financial Officer of Demeter, the general partner of the Partnership, have evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Rules
13a-15(e) and 15d-15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

    (b)	There have been no significant changes during the
period covered by this quarterly report in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


       PART II.  OTHER INFORMATION

Item 5.  OTHER INFORMATION

Management.    Effective June 21, 2004, the following changes have
been made to the Board of Directors and Officers of Demeter:

Mr. Jeffrey D. Hahn resigned the position of Chief Financial
Officer and Director of Demeter.

Mr. Todd Taylor, age 41, is a Director of Demeter. Mr. Taylor began his career with Morgan Stanley in June 1987 as a Financial Advisor in the Dallas office. In 1995, he joined the Management Training Program in New York and was appointed Branch Manager in St. Louis in 1997. Three years later, in 2000, Mr. Taylor was appointed to a newly created position, Director of Individual Investor Group ("IIG") Learning and Development, before becoming the Director of IIG Strategy in 2002. Most recently, Mr. Taylor has taken on a new role as the High Net Worth Segment Director. Currently a member of the firm's E-Learning Council, Mr. Taylor is also a current member of the Securities Industry/Regulatory Council on Continuing Education. Mr. Taylor graduated from Texas Tech University with a B.B.A. in Finance.

Mr. William D. Seugling, age 34, will become a Director of Demeter once he has registered with the National Futures Association ("NFA") as a principal, which registration is currently pending. Mr. Seugling is an Executive Director at Morgan Stanley and currently serves as Director of Client Solutions for US Private Wealth Management. Mr. Seugling joined Morgan Stanley in June 1993 as an Associate in Equity Structured Products having previously worked in research and consulting for Greenwich Associates from October 1991 to June 1993. Since 1994, he has focused broadly on analysis and solutions for wealthy individuals and families culminating in his current role within the division. He was named Vice President in 1996 and an Executive Director in 1999. Mr. Seugling graduated cum laude from Bucknell University with a B.S. in Management and a concentration in Chemistry.

Mr. Kevin Perry, age 35, is the Chief Financial Officer of Demeter. His registration with the NFA as a principal is currently pending. He currently serves as an Executive Director and Controller of Client Solutions at Morgan Stanley. Mr. Perry joined Morgan Stanley in October 2000 and is also Chief Financial Officer of Morgan Stanley Trust National Association, Van Kampen Funds Inc. and Morgan Stanley Distribution, Inc. Prior to joining Morgan Stanley, Mr. Perry worked as an auditor and consultant in the financial services practice of Ernst & Young from October 1991 to October 2000. Mr. Perry received a B.S. degree in Accounting from the University of Notre Dame in 1991 and is a Certified Public Accountant.
       Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

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



				         Dean Witter Cornerstone Fund III
				         (Registrant)

                     By:   Demeter Management Corporation
                           (General Partner)

August 16, 2004      By:   /s/Kevin Perry
                              Kevin Perry
                              Chief Financial Officer







The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.