Form 10-Q
period 2004-09-30
WITTER DEAN CORNERSTONE FUND III
filed 2004-11-12
CIK 737000

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2004 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from               to __________________


Commission File No. 0-13299

	DEAN WITTER CORNERSTONE FUND III

	(Exact name of registrant as specified in its charter)

		New York						     13-3190919
(State or other jurisdiction of		   	  (I.R.S. Employer
incorporation or organization)			      Identification No.)

Demeter Management Corporation
330 Madison Avenue, 8th Floor
New York, NY                                          10017
(Address of principal executive offices)	  	      (Zip Code)

Registrant's telephone number, including area code (212) 905-2700

825 Third Avenue, 9th Floor, New York, NY 10022



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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2004




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of September 30, 2004
		(Unaudited) and December 31, 2003..........................2

		Statements of Operations for the Three and Nine Months
		Ended September 30, 2004 and 2003 (Unaudited)..............3

		Statements of Changes in Partners' Capital for the Nine Months Ended September 30, 2004 and 2003 (Unaudited)..4

		Statements of Cash Flows for the Nine Months Ended
		September 30, 2004 and 2003 (Unaudited)................... 5

		Notes to Financial Statements (Unaudited)...............6-11

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations.......12-23

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................24-37

Item 4.	Controls and Procedures................................37


PART II. OTHER INFORMATION

Item 5.	Other Information......................................38

Item 6.	Exhibits and Reports on Form 8-K....................38-40


       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER CORNERSTONE FUND III
	STATEMENTS OF FINANCIAL CONDITION
	                     September 30,	December  31,
	      2004     	      2003
	                      $	   $
	                     (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	24,543,537	25,869,355

	Net unrealized gain on open contracts (MS&Co.)	814,135	1,572,599
	Net unrealized gain on open contracts (MSIL)	     121,300	      889,391

	     Total net unrealized gain on open contracts	     935,435	   2,461,990

	     Total Trading Equity	25,478,972	28,331,345

Interest receivable (Morgan Stanley DW)	28,015	        16,293
Due from Morgan Stanley DW	             	          2,240	                -

	     Total Assets	  25,509,227	  28,347,638

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Redemptions payable	251,409	119,105
Accrued administrative expenses	133,621	149,518
Accrued management fees	       74,012	         82,245

	     Total Liabilities	    459,042	       350,868

Partners' Capital

Limited Partners (6,635.567 and
	  7,059.053 Units, respectively)	24,669,061	27,596,004
General Partner (102.516 Units)		      381,124	     400,766

	     Total Partners' Capital	   25,050,185	  27,996,770

	     Total Liabilities and Partners' Capital	  25,509,227  	  28,347,638


NET ASSET VALUE PER UNIT	      3,717.70	      3,909.31

	The accompanying notes are an integral part of these financial statements.

       <table>
	DEAN WITTER CORNERSTONE FUND III
	STATEMENTS OF OPERATIONS
(Unaudited)


           For the Three Months                        	For the Nine Months
  	    Ended September 30,	                   Ended September 30,

                                                                                2004   	   2003  	   2004   	    2003
                                                                                   $		$		$			 $
REVENUES
	Trading profit (loss):
		Realized	(2,557,576) 	(2,210,053)	1,696,531		2,999,982
		Net change in unrealized	  1,746,944	          (122,007) 	 (1,526,555)		     (2,329,155)
			(810,632)	  (2,332,060)	169,976		670,827
Proceeds from Litigation Settlement          27,998                        -     	       27,998                         -

		   Total Trading Results 	(782,634) 		  (2,332,060)	197,974		670,827

	Interest income (Morgan Stanley DW)	       77,732	        51,573	   197,498		      184,198

		   Total  	   (704,902)	  (2,280,487)	   395,472		      855,025

EXPENSES
	Brokerage commissions
        (Morgan Stanley DW)	257,294	329,127	779,997		992,311
	Management fees	223,777	236,581	742,808		762,467
	Common administrative expenses	24,000 	15,566	65,000		65,011
	Transaction fees and costs	       19,369	         16,286	      42,531		         56,899


		   Total 	     524,440	       597,560	  1,630,336		   1,876,688


NET LOSS	  (1,229,342)	  (2,878,047)	(1,234,864)		 (1,021,663)


NET LOSS ALLOCATION

	Limited Partners	(1,211,126)		   (2,837,920)        (1,215,222)		(1,013,659)
	General Partner 	(18,216)                    (40,127)             (19,642)		(8,004)


NET LOSS PER UNIT

	Limited Partners	(177.69)                    (391.42)              (191.61)	(154.11)
	General Partner	(177.69)                    (391.42)              (191.61)	(154.11)

	The accompanying notes are an integral part of these financial statements.

       <table>	DEAN WITTER CORNERSTONE FUND III
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Nine Months Ended September 30, 2004 and 2003
	(Unaudited)




                                                              	Units of
	Partnership	Limited	General
	     Interest   	  Partners  	   Partner   	     Total
		$	$	$


Partners' Capital,
December 31, 2002	7,750.175	27,329,760	510,464	27,840,224

Net Loss	-	(1,013,659)	(8,004)	(1,021,663)

Redemptions	   (497.471)	   (1,733,022) 	 (150,000) 	(1,883,022)

Partners' Capital,
September 30, 2003	           7,252.704	  24,583,079	             352,460	24,935,539



Partners' Capital,
December 31, 2003	7,161.569	27,596,004	400,766	27,996,770

Net Loss	-	(1,215,222)	(19,642)	(1,234,864)

Redemptions	   (423.486)	   (1,711,721) 	        -  	      	     (1,711,721)

Partners' Capital,
September 30, 2004	           6,738.083	  24,669,061	             381,124	25,050,185










The accompanying notes are an integral part of these financial statements.



       <table>	DEAN WITTER CORNERSTONE FUND III
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Nine Months Ended September 30,

	      2004     	      2003
	    $	      $

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss		(1,234,864)		(1,021,663)
Noncash item included in net loss:
	Net change in unrealized	 1,526,555		2,329,155

(Increase) decrease in operating assets:
	Interest receivable (Morgan Stanley DW)		(11,722)	4,760
	Due from Morgan Stanley DW                                                 	       (2,240)		          243,105

Decrease in operating liabilities:
	Accrued administrative expenses	     (15,897)		(285)
	Accrued management fees                                               		     (8,233)	        (8,108)

Net cash provided by operating activities                               		     253,599	     1,546,964


CASH FLOWS FROM FINANCING ACTIVITIES

Increase in redemptions payable		132,304	133,165
Redemptions of Units                                                                	   (1,711,721)	 (1,883,022)

Net cash used for financing activities                                       	  (1,579,417)	 (1,749,857)

Net decrease in cash                                                                 	(1,325,818)	(202,893)

Balance at beginning of period                                               		  25,869,355	 26,372,589

Balance at end of period                                                        		  24,543,537	 26,169,696






	The accompanying notes are an integral part of these financial statements.



       DEAN WITTER CORNERSTONE FUND III
NOTES TO FINANCIAL STATEMENTS
September 30, 2004
(Unaudited)


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

1.  Organization
Dean Witter Cornerstone Fund III is a New York limited partnership organized to engage in the speculative trading of futures contracts, options on futures contracts, and forward contracts on foreign currencies and other commodity interests. The Partnership is one of the Dean Witter Cornerstone Funds, comprised of the Partnership, Dean Witter Cornerstone Fund II, and Dean Witter Cornerstone Fund IV.

The Partnership's general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co. Incorporated ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL").
       DEAN WITTER CORNERSTONE FUND III
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
Demeter, Morgan Stanley DW, MS & Co., and MSIL are wholly-owned subsidiaries of Morgan Stanley. The trading managers to the Partnership are Graham Capital Management, L.P. and Sunrise Capital Management, Inc. (individually, a "Trading Manager", or collectively, the "Trading Managers").

On February 27, 2002, the Partnership received notification of a preliminary entitlement to payment from the Sumitomo Copper Litigation Settlement Administrator, and the Partnership has received settlement award payments in the amount of $2,842,492 as of August 30, 2002 and $27,998 as of July 30, 2004. Any amounts received are accounted for in the period received, for the benefit of the limited partners at the date of receipt.

2.  Related Party Transactions
The Partnership's cash is on deposit with Morgan Stanley DW, MS & Co., and MSIL in futures, forwards, and options trading accounts to meet margin requirements as needed. Monthly, Morgan Stanley DW pays the Partnership interest income equal to 80% of its average daily Net Assets for the month at a rate equal to the average yield on 13-week U.S. Treasury bills. The Partnership pays brokerage commissions to Morgan Stanley DW.


       DEAN WITTER CORNERSTONE FUND III
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The market value of exchange-traded contracts is based on the settlement price quoted by the exchange on the day with respect to which market value is being determined. If an exchange-traded contract could not have been liquidated on such day due to the operation of daily limits or other rules of the exchange, the settlement price shall be the settlement price on the first subsequent day on which the contract could be liquidated. The market value of off-exchange-traded contracts is based on the fair market value quoted by the counterparty.

The Partnership's contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Partnership
       DEAN WITTER CORNERSTONE FUND III
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

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

The net unrealized gains (losses) on open contracts, reported as a component of "Equity in futures interests trading accounts" on the Statements of Financial Condition, and their longest contract maturities were as follows:

       DEAN WITTER CORNERSTONE FUND III
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
	Net Unrealized Gains (Losses)
	on Open Contracts	Longest Maturities
		Off-			Off-
	Exchange-	Exchange-		Exchange-	Exchange-
Date	 Traded  	  Traded   	Total	 Traded  	 Traded
	 $	  $	$

Sep. 30, 2004 	1,022,308	(86,873)	935,435	Mar. 2006	Dec. 2004
Dec. 31, 2003	2,061,496	400,494	2,461,990	Jun. 2005	Mar. 2004

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership's Statements of Financial Condition.



The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership's assets. Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership's exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including

       DEAN WITTER CORNERSTONE FUND III
NOTES TO FINANCIAL STATEMENTS (CONTINUED) an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts, which funds, in the aggregate, totaled $25,565,845 and $27,930,851 at September 30, 2004 and December 31, 2003, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.


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

There are no known material trends, demands, commitments, events or uncertainties at the present time that are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way.

Capital Resources. The Partnership does not have, nor expects to have, any capital assets. Redemptions of units of limited partnership interest ("Unit(s)") in the future will affect the amount of funds available for investment in futures, forwards, and options in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future redemptions of Units.
       There are no known material trends, favorable or
unfavorable, that would affect, nor any expected material changes to, the Partnership's capital resource arrangements at the present time.

Off-Balance Sheet Arrangements and Contractual Obligations. The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments that would affect its liquidity or capital resources.

Results of Operations
General. The Partnership's results depend on the Trading Managers and the ability of each Trading Manager's trading program(s) to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for the three and nine month periods ended September 30, 2004 and 2003, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Managers trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Managers or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Managers' trading activities on behalf of the Partnership during
       the period in question. Past performance is no guarantee of future results.

The Partnership's results of operations set forth in the financial statements on pages 2 through 11 of this report were prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized trading profit (loss)" for open (unrealized) contracts, and recorded as "Realized trading profit
(loss)" when open positions are closed. The sum of these amounts, along with the "Proceeds from Litigation Settlement", constitutes the Partnership's trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day. Interest income revenue, as well as management fees, incentive fees, and brokerage commissions expenses of the Partnership are recorded on an accrual basis.

       Demeter believes that, based on the nature of the
operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three and Nine Months Ended September 30, 2004
The Partnership recorded losses net of interest income totaling $704,902 and expenses totaling $524,440, resulting in a net loss of $1,229,342 for the three months ended September 30, 2004.
The Partnership's net asset value per Unit decreased from $3,895.39 at June 30, 2004 to $3,717.70 at September 30, 2004.

The most significant trading losses of approximately 4.6% were recorded in the currency markets, primarily during July and August. Long positions in major European currencies, such as the euro and Swiss franc, versus the U.S. dollar generated losses as the dollar strengthened amid upbeat market sentiment during July. During August, losses resulted from short positions in the Japanese yen versus the U.S. dollar as the U.S. dollar's value retreated against the yen towards the latter half of the month, pressured by concerns for the rate of U.S. economic growth and soft economic data. Additional losses were recorded from positions in the euro relative to the U.S. dollar as the euro experienced short-term volatility due to conflicting economic data and surging energy prices throughout a majority of the month. In the global stock index markets, losses of approximately 2.3% were recorded primarily during July and August. During July, long positions in European, U.S., and Japanese stock index futures generated losses as prices reversed lower early in the month due to the release of disappointing U.S. employment data, surging energy prices, and new warnings concerning potential terrorist attacks. During August, short positions in European and U.S. equity index futures experienced losses as prices reversed higher during the second half of the month due to falling energy prices and better-than-expected U.S. economic data. A portion of the Partnership's overall losses for the quarter was offset by gains of approximately 2.3% recorded in the energy markets primarily during September from long positions in crude oil and its related products as prices surged higher due to supply concerns and very strong demand. Partnership gains of approximately 0.6% were recorded in the agricultural markets, primarily during July and September from short futures positions in corn as prices trended lower due to ideal weather conditions in the U.S midwest growing region, reports of increased inventories by the U.S. Department of Agriculture, and weak export demand. Smaller gains of approximately 0.1% were experienced primarily during August in the global interest rate sector. Long positions in European interest rate futures benefited as global bond prices trended higher boosted by a surge in oil prices early in the month, a drop in global equity prices, and a mixed economic picture generated by reports on retail sales, jobless claims, and the U.S. trade deficit.
       The Partnership recorded revenues including interest
income totaling $395,472 and expenses totaling $1,630,336, resulting in a net loss of $1,234,864 for the nine months ended September 30, 2004. The Partnership's net asset value per Unit decreased from $3,909.31 at December 31, 2003 to $3,717.70 at September 30, 2004.

The most significant trading losses of approximately 7.7% were incurred in the currency markets, primarily during the third quarter, from short positions in the Japanese yen versus the U.S. dollar as the U.S. dollar's value decreased in response to concerns for the rate of U.S. economic growth and soft economic data. Long positions in major European currencies, such as the euro and Swiss franc, versus the U.S. dollar also produced losses as the dollar strengthened during the third quarter amid upbeat market sentiment. Losses were also experienced during the second quarter from long positions in the Japanese yen versus the U.S. dollar as the dollar surged during April following the release of stronger-than-expected U.S. jobs data. The yen also weakened due to Japanese government currency market intervention. Short positions in the Japanese yen versus the U.S. dollar incurred losses during May as the dollar's value declined in response to fears of potential terrorist attacks, expanding energy prices, and the release of weaker-than-expected U.S. economic data. Additional losses of approximately 3.5% resulted in the global interest rate markets primarily during the second quarter from
       losses resulting from long U.S. interest rate futures positions during April as prices tumbled following the release of stronger-than-expected U.S. jobs data. Short positions during May and June suffered further losses as prices moved higher amid conjecture that the U.S. Federal Reserve would possibly hold off raising interest rates should U.S. economic growth stall. Additional losses of 2.0% were experienced in the global stock index markets, primarily during the third quarter. During July, long positions in European, U.S., and Japanese stock index futures generated losses as prices reversed lower early in the month due to the release of disappointing U.S. employment data, surging energy prices, and new warnings concerning potential terrorist attacks. During August, short positions in European and U.S. equity index futures experienced losses as prices reversed higher during the second half of the month due to falling energy prices and better-than-expected U.S. economic data. A portion of the Partnership's losses during the first nine months of the year was offset by gains of approximately 5.7% recorded in the energy markets from long futures positions in crude oil and its related products as prices trended higher throughout much of the year in response to low market supply, falling inventory levels, and fears of terrorist attacks. In the metals markets, gains of approximately 3.3% were achieved primarily during the first quarter from long futures positions in base metals, such as copper, as lower supply and heightened demand from Asia caused prices to increase. During March, long
       futures positions in silver benefited as prices
consistently moved higher amid central bank demand triggered by lower currency values. Further Partnership gains of approximately 2.5% in the agricultural markets resulted from long futures positions in corn, soybeans, and soybean-related products. Growing U.S. exports and heightened demand from Asia pushed prices higher.

For the Three and Nine Months Ended September 30, 2003
The Partnership recorded losses net of interest income totaling $2,280,487 and expenses totaling $597,560, resulting in a net loss of $2,878,047 for the three months ended September 30, 2003. The Partnership's net asset value per Unit decreased from $3,829.52 at June 30, 2003 to $3,438.10 at September 30, 2003.

The most significant trading losses of approximately 5.7% were recorded in the global interest rate markets throughout the quarter from positions in U.S. and European interest rate futures as prices first declined during July amid a rally in global equity prices and then reversed higher during August and September as renewed fears for an unsustainable economic recovery resurfaced. In the energy markets, losses of approximately 2.3% were incurred primarily during September by positions in crude oil futures as prices first trailed lower and then unexpectedly reversed higher after OPEC announced that it would move to reduce output by limiting production in an effort to stem declining oil prices.
       Additional losses of approximately 2.3% in the currency markets resulted from short positions in the Swiss franc and euro versus the U.S. dollar during September as the dollar's value moved lower after the release of several weak U.S. economic reports prompted fears that a U.S. economic recovery was unsustainable. Smaller losses of approximately 0.8% were recorded in the metals markets, primarily during September from long futures positions in aluminum, as prices declined because investors feared a drop in demand following the release of disappointing U.S. economic data. A portion of the Partnership's overall losses was offset by gains of approximately 0.6% recorded in the agricultural markets, primarily during September, from long futures positions in soybean meal and soybeans as prices were lifted higher by robust U.S. export sales data and smaller crop assessments by the U.S. Department of Agriculture. Additional gains of approximately 0.5% were recorded in the global stock index markets during July from long positions in Japanese stock index futures as prices were buoyed by a rise in investor sentiment regarding the Japanese economy.

The Partnership recorded revenues including interest income totaling $855,025 and expenses totaling $1,876,688, resulting in a net loss of $1,021,663 for the nine months ended September 30, 2003. The Partnership's net asset value per Unit decreased from $3,592.21 at December 31, 2002 to $3,438.10 at September 30, 2003.

       The most significant trading losses of approximately 3.1%
were incurred by the metals markets from long futures positions in aluminum and copper as prices fell during March, June, and August amid muted industrial demand, easing supply concerns, and heavy technically-based selling. Additional losses of approximately 1.0% were experienced in global stock index futures markets, primarily during April, from short positions in European and U.S stock index futures as global equity prices rallied in response to positive earnings announcements and the conclusion of the war in Iraq. Further losses were experienced in September from long positions in European and U.S. stock index futures as global equity prices retreated amid a broad-based sell-off prompted by a steady stream of negative economic data that raised concerns about the strength of the global economy. Losses of approximately 0.7% were experienced in the agricultural markets during May and August from short positions in corn futures as prices moved higher amid concerns of weather related crop damage in the U.S. midwest. A portion of the Partnership's overall losses for the first nine months of the year was offset by gains of approximately 2.2% recorded in the currency markets from long positions in the euro versus the U.S. dollar as the value of the euro strengthened to an all-time high during May amid uncertainty regarding the Bush Administration's economic policy, renewed fears of potential terrorist attacks against American interests, and investor preference for non-U.S. dollar assets. During January and April, gains were also experienced from long positions in the euro versus
       the U.S. dollar as the U.S. dollar's value weakened amid renewed fears of a military conflict with Iraq, increased tensions with North Korea, and weak U.S. economic data. Elsewhere in the currency markets, gains were recorded from long positions in the Australian dollar, Canadian dollar, and South African rand versus the U.S. dollar as the value of these currencies increased amid rising gold prices early in the year, as well as interest rate differentials between the respective countries and the U.S. Additional gains of approximately 1.7% in the energy markets were experienced from long positions in natural gas futures as prices trended higher during January and February due to prolonged frigid temperatures in the northeastern and midwestern U.S.














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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership's open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, forwards, and options are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract, however, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is
       accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS &
Co.

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

The Partnership's past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership's market risk is limited by the uncertainty of its speculative trading. The Partnership's speculative trading and use of leverage may cause future losses and volatility (i.e., "risk of ruin") that far exceed the Partnership's experience to date under the "Partnership's Value at Risk in Different Market Sectors"
       section and significantly exceed the Value at Risk ("VaR")
tables disclosed.

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

The Partnership's risk exposure in the market sectors traded by the Trading Managers is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily "simulated profit and loss" outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter's simulated profit and loss series.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at September 30, 2004 and 2003. At September 30, 2004 and 2003, the Partnership's total capitalization was approximately $25 million.

Primary Market	          September 30, 2004    September 30, 2003
Risk Category	              Value at Risk         Value at Risk

Interest Rate	 (3.34)%     	(0.33)%
Currency   	(0.72)	(1.43)
Equity   	 (0.38)	(1.48)
Commodity                     (1.11)		(1.59)
Aggregate Value at Risk       (3.43)%	(2.76)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category.
       The Aggregate Value at Risk listed above represents the VaR of the Partnership's open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day, which could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership's high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from October 1, 2003 through September 30, 2004.

Primary Market Risk Category	   High		 Low		  Average
Interest Rate	(3.34)%	(0.36)%	(1.65)%

Currency	(1.46)	(0.24)	(0.70)

Equity	(2.23)	(0.38)	(0.96)

Commodity	(1.73)	(0.49)	(1.14)

Aggregate Value at Risk	   (3.43)%	(1.17)%	(2.55)%


Limitations on Value at Risk as an Assessment of Market Risk
       VaR models permit estimation of a portfolio's aggregate market risk exposure, incorporating a range of varied market risks; reflect risk reduction due to portfolio diversification or hedging activities; and can cover a wide range of portfolio assets.  However, VaR risk measures should be viewed in light of the methodology's limitations, which include, but may not be limited to the following:
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

In addition, the VaR tables above, as well as the past performance of the Partnership, give no indication of the Partnership's potential "risk of ruin".

       The VaR tables provided present the results of the
Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at September 30, 2004 and 2003, and for the four quarter-end reporting periods from October 1, 2003 through September 30, 2004. VaR is not necessarily representative of the Partnership's historic risk, nor should it be used to predict the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion (approximately 95% as of September 30, 2004) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates would result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership's market-sensitive instruments, in relation to the Partnership's net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership's market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Managers for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at September 30, 2004, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.
Interest Rate. The primary market exposure of the Partnership at September 30, 2004 was to the global interest rate sector. Exposure was primarily spread across the U.S., European, and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership's profitability. The Partnership's interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller countries - e.g., Australia. Demeter anticipates that the G-7 countries and Australian interest rates will remain the primary interest rate exposures of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Currency. The second largest market exposure of the Partnership at September 30, 2004 was to the currency sector. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a number of currencies including cross-rate - i.e., positions between two currencies other than the U.S. dollar. At September 30, 2004, the Partnership's major exposures were to the euro, Japanese yen, Australian, and Canadian dollar currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership's currency trades will change significantly in the future.

Equity. At September 30, 2004, the Partnership had exposure to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At September 30, 2004, the Partnership's primary exposures were to the CAC 40 (France), DAX (Germany), and Nikkei (Japan) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., Japanese, and European stock indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.


Commodity.
Energy. The Partnership's energy exposure at September 30, 2004 was shared primarily by futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in price resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Metals. The Partnership's metals exposure at September 30, 2004 was to fluctuations in the price of base metals, such as copper and aluminum. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Managers utilize the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Soft Commodities and Agriculturals. At September 30, 2004, the Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to the corn, wheat, and cotton markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2004:

Foreign Currency Balances. The Partnership's primary foreign currency balances at September 30, 2004 were in euros, Japanese yen, and Australian dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Managers, separately, attempt to manage the risk of the Partnership's open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership's assets among different Trading Managers, each of whose strategies focus on different market sectors and trading approaches, and by monitoring the performance of the Trading Managers daily. In addition, the Trading Managers establish diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.
Demeter monitors and controls the risk of the Partnership's non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Managers.


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


       PART II.  OTHER INFORMATION

Item 5.  OTHER INFORMATION

Management.    The following changes have been made to the Board
of Directors and Officers of Demeter:

Mr. Kevin Perry, Chief Financial Officer of Demeter, was confirmed as a principal of Demeter by the National Futures Association on September 3, 2004.

Mr. William D. Seugling, Director of Demeter, was confirmed as a principal of Demeter by the National Futures Association on October 11, 2004.

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



				         Dean Witter Cornerstone Fund III
				         (Registrant)

                     By:   Demeter Management Corporation
                           (General Partner)

November 15, 2004    By:   /s/Kevin Perry
                              Kevin Perry
                              Chief Financial Officer







The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.