Form 10-Q
period 2005-03-31
WITTER DEAN CORNERSTONE FUND III
filed 2005-05-12
CIK 737000

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2005 or

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

	March 31, 2005




PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of March 31, 2005
		(Unaudited) and December 31, 2004..........................2

		Statements of Operations for the Quarters
		Ended March 31, 2005 and 2004 (Unaudited)..................3

		Statements of Changes in Partners? Capital for the
		Quarters Ended March 31, 2005 and 2004 (Unaudited).........4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2005 and 2004 (Unaudited)....................... 5

		Notes to Financial Statements (Unaudited)...............6-11

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations.......12-19

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................20-33

Item 4.	Controls and Procedures................................33


PART II. OTHER INFORMATION

Item 5.	Other Information......................................34

Item 6.	Exhibits............................................34-36


       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER CORNERSTONE FUND III
	STATEMENTS OF FINANCIAL CONDITION
	                     March 31,	December  31,
	      2005     	      2004
	                      $	   $
	                     (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	25,049,679	27,879,272

	Net unrealized gain on open contracts (MSIL)	234,645	89,136
	Net unrealized gain (loss) on open contracts (MS&Co.)	       (96,554)	      372,392

	     Total net unrealized gain on open contracts	      138,091	      461,528

	     Total Trading Equity	25,187,770	28,340,800

Interest receivable (Morgan Stanley DW)	        46,607	        41,296
Due from Morgan Stanley	           ?        	         15,120

	     Total Assets	  25,234,377	  28,397,216

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	216,078	285,744
Accrued administrative expenses	132,773	119,670
Accrued management fees	        73,214	         82,476

	     Total Liabilities	      422,065	       487,890

Partners? Capital

Limited Partners (6,374.949 and
	6,512.996 Units, respectively)	24,419,618	27,476,835
General Partner (102.516 Units)		      392,694	       432,491

	     Total Partners? Capital	   24,812,312	  27,909,326

	     Total Liabilities and Partners? Capital	  25,234,377  	  28,397,216


NET ASSET VALUE PER UNIT	      3,830.56	      4,218.77

	The accompanying notes are an integral part of these financial statements.

<table>	DEAN WITTER CORNERSTONE FUND III
	STATEMENTS OF OPERATIONS
(Unaudited)

  	   	     For the Quarters Ended March 31,


                                                                         		        2005    	    2004
                                                                               	                    $		     $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)		    130,964			       56,794

EXPENSES
	Brokerage commissions (Morgan Stanley DW)		259,793	307,881
	Management fees 	      	222,315    	  272,081
	Common administrative expenses		17,000	19,000
	Transaction fees and costs		         12,454    	         13,318

		Total Expenses		     511,562	         612,280

NET INVESTMENT LOSS	   (380,598)	     (555,486)

TRADING RESULTS
Trading profit (loss):
	Realized			 (1,861,803)	5,468,312
	Net change in unrealized		     (323,437)	       (338,460)

    		Total Trading Results		    (2,185,240)	           5,129,852

NET INCOME (LOSS) 	     (2,565,838)	      4,574,366

NET INCOME (LOSS) ALLOCATION

	Limited Partners                                                  		             (2,526,041)	    4,508,556
	General Partner                                                   		                  (39,797)	  65,810

NET INCOME (LOSS) PER UNIT

	Limited Partner                                                   		                  (388.21)                            641.94
	General Partner                                                   		                  (388.21)                            641.94








	The accompanying notes are an integral part of these financial statements.

       <table>
	DEAN WITTER CORNERSTONE FUND III
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Quarters Ended March 31, 2005 and 2004
	(Unaudited)




                                                              	Units of
	Partnership	Limited	General
	     Interest   	  Partners  	   Partner   	     Total
		$	$	$


Partners? Capital,
December 31, 2003	7,161.569	27,596,004	400,766	27,996,770

Net Income	?	4,508,556	65,810	4,574,366

Redemptions	   (163.187)	   (719,775) 	        ?  	      	        (719,775)

Partners? Capital,
March 31, 2004	           6,998.382	  31,384,785	             466,576	 31,851,361




Partners? Capital,
December 31, 2004	6,615.512	27,476,835	432,491	27,909,326

Net Loss	?	(2,526,041)	(39,797)	(2,565,838)

Redemptions	   (138.047)	     (531,176) 	        ?  	      	        (531,176)

Partners? Capital,
March 31, 2005	           6,477.465	  24,419,618	             392,694	 24,812,312








The accompanying notes are an integral part of these financial statements.



       <table> 	DEAN WITTER CORNERSTONE FUND III
	STATEMENTS OF CASH FLOWS
(Unaudited)





	         For the Quarters Ended March 31,

	      2005     	      2004
	    $	      $

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	(2,565,838)	4,574,366
Noncash item included in net income (loss):
	Net change in unrealized		323,437	338,460

(Increase) decrease in operating assets:
	Interest receivable (Morgan Stanley DW)		(5,311)	(3,933)
	Due from Morgan Stanley DW                                                 	      15,120                               ?

Increase (decrease) in operating liabilities:
	Accrued administrative expenses	13,103    		(16,624)
	Accrued management fees                                               		        (9,262)	        11,868

Net cash provided by (used for) operating activities  		   (2,228,751)  	     4,904,137

CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid from redemptions of Units		(600,842)	    (517,117)

Cash used for financing activities               	     (600,842)	  (517,117)

Net increase (decrease) in cash 	(2,829,593)	4,387,020

Balance at beginning of period                                               		   27,879,272	 25,869,355

Balance at end of period                                                        		   25,049,679	 30,256,375









	The accompanying notes are an integral part of these financial statements.


       DEAN WITTER CORNERSTONE FUND III
NOTES TO FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Dean Witter Cornerstone Fund III (the ?Partnership?). The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2004 Annual Report on Form 10-K. Certain reclassifications have been made to the prior year?s financial statements to conform to the current year presentation. Such reclassifications have no impact on the Partnership?s reported net income (loss).

1.  Organization
Dean Witter Cornerstone Fund III is a New York limited partnership organized in 1983 to engage in the speculative trading of futures contracts, options on futures contracts, and forward contracts on foreign currencies and other commodity interests. The Partnership is one of the Dean Witter Cornerstone Funds, comprised of the Partnership, Dean Witter Cornerstone Fund II, and Dean Witter Cornerstone Fund IV.

The Partnership?s general partner is Demeter Management
Corporation (?Demeter?). The non-clearing commodity broker is

       DEAN WITTER CORNERSTONE FUND III
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

2.  Related Party Transactions
The Partnership?s cash is on deposit with Morgan Stanley DW, MS & Co., and MSIL in futures, forwards, and options trading accounts to meet margin requirements as needed. Monthly, Morgan Stanley DW pays the Partnership interest income equal to 80% of its average daily Net Assets at a rate equal to the average yield on 13-week U.S. Treasury bills. The Partnership pays brokerage commissions to Morgan Stanley DW.

3.  Financial Instruments
The Partnership trades futures contracts, options on futures contracts, and forward contracts on foreign currencies and other commodity interests. Futures and forwards represent contracts for



       DEAN WITTER CORNERSTONE FUND III
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

       DEAN WITTER CORNERSTONE FUND III
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The net unrealized gains (losses) on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Statements of Financial Condition, and their longest contract maturities were as follows:
	Net Unrealized Gains/(Losses)
	on Open Contracts	Longest Maturities
		Off-			Off-
	Exchange-	Exchange-		Exchange-	Exchange-
Date	 Traded  	  Traded   	Total	 Traded  	 Traded
	 $	  $	$

Mar. 31, 2005 	298,219	(160,128)	138,091	Sep. 2006	Jun. 2005
Dec. 31, 2004	664,621	(203,093)	461,528	Jun. 2006	Mar. 2005

       DEAN WITTER CORNERSTONE FUND III
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.



The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership?s exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts, which funds, in the aggregate, totaled $25,347,898 and $28,543,893 at March 31, 2005 and December 31, 2004, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of

       DEAN WITTER CORNERSTONE FUND III
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership?s and MS & Co.?s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS & Co.?s bankruptcy or insolvency.


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

Capital Resources. The Partnership does not have, nor expects to have, any capital assets. Redemptions of units of limited partnership interest (?Unit(s)?) in the future will affect the amount of funds available for investments in futures, forwards, and options in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future outflows of Units.
       There are no known material trends, favorable or
unfavorable, that would affect, nor any expected material changes to, the Partnership?s capital resource arrangements at the present time.

Off-Balance Sheet Arrangements and Contractual Obligations. The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments that would affect its liquidity or capital resources.

Results of Operations
General. The Partnership?s results depend on the Trading Managers and the ability of each Trading Manager?s trading program(s) to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership?s operations for the three month periods ended March 31, 2005 and 2004, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Managers trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Managers or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Managers? trading activities on
       behalf of the Partnership during the period in question.
Past performance is no guarantee of future results.
The Partnership?s results of operations set forth in the financial statements on pages 2 through 11 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit
(loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, and brokerage commissions expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarter Ended March 31, 2005
The Partnership recorded total trading results including interest income totaling $(2,054,276) and expenses totaling $511,562, resulting in a net loss of $2,565,838 for the quarter ended March 31, 2005. The Partnership?s net asset value per Unit decreased from $4,218.77 at December 31, 2004 to $3,830.56 at March 31,
2005.

The most significant trading losses of approximately 7.1% were recorded in the currency markets throughout the quarter from positions in European currencies versus the U.S. dollar. During January, long positions in the euro and Swiss franc versus the U.S. dollar resulted in losses after the U.S. dollar?s value reversed sharply higher amid conflicting economic data, improvements in the U.S. trade deficit data, and speculation for higher U.S. interest rates. The U.S. dollar?s value also advanced in response to expectations that the Chinese government would announce postponement of its revaluation of the Chinese yuan for the foreseeable future. Short European currency positions against the U.S. dollar experienced additional losses during February as the U.S. dollar weakened in response to concerns for the considerable U.S. Current-Account deficit as expressed by Federal Reserve Chairman Alan Greenspan. The U.S. dollar?s value weakened further after a larger-than-expected drop in leading economic indicators and news that South Korea?s
       Central Bank planned to reduce its U.S. dollar currency reserve. During March, reestablished long European currency positions versus the U.S. dollar incurred losses after the value of the U.S. dollar reversed sharply higher amid an increase in U.S. interest rates and consumer prices. Additional Partnership losses of approximately 0.8% recorded in the global interest rate markets resulted during February from long positions in European and U.S. interest rate futures as prices reversed lower after positive economic data reduced investor demand for fixed-income investments. Partnership losses of approximately 0.8% were also incurred in the global stock index markets during January and March from long positions in U.S. stock index futures. During January, long positions experienced losses after prices finished the month lower amid weak consumer confidence data, concerns about higher U.S. interest rates, and the potential for deceleration in corporate profit growth. Long positions experienced additional losses during March after prices weakened throughout the month in response to higher U.S. interest rates and fears that rising energy prices would negatively impact U.S. economic growth. Smaller Partnership losses of approximately 0.2% recorded in the energy markets resulted during January, first from short futures positions in crude oil and its related products after prices reversed higher amid speculation that OPEC would move to cut production. Forecasts for cold winter weather in the Northeastern U.S. resulted in further losses from short crude oil positions, as well as in natural gas. Later during
       January, newly established long futures positions in crude oil experienced additional losses after prices declined on new rumors that OPEC would not cut production and maintain existing supply levels. A portion of the Partnership?s overall losses for the quarter was offset by gains of approximately 0.1% in the agricultural sector achieved primarily during March from long futures positions in coffee, which benefited from higher prices triggered by speculative buying and concerns for dry weather in Brazilian growing regions.

For the Quarter Ended March 31, 2004
The Partnership recorded total trading results including interest income totaling $5,186,646 and expenses totaling $612,280, resulting in net income of $4,574,366 for the quarter ended March 31, 2004. The Partnership?s net asset value per Unit increased from $3,909.31 at December 31, 2003 to $4,551.25 at March 31,
2004.

The most significant trading gains of approximately 6.8% were recorded in the metals markets. Long futures positions in base metals, such as copper and aluminum, supplied gains as lower supply and heightened demand from Asia caused prices to increase. During March, long futures positions in silver benefited as prices consistently moved higher amid central bank demand triggered by lower currency values. Additional gains of approximately 4.6% were recorded in the global interest rate
       markets from long positions in European and U.S. interest rate futures. Bond prices benefited from the January release of weak U.S. economic data and February comments from global central banks regarding non-inflationary economic environments that did not warrant an increase in interest rates. Profits of approximately 2.3% were recorded in the energy markets, primarily during February, from long futures positions in crude oil and its related products as low market supply, falling inventory levels, and production cut announcements from OPEC caused prices to increase. In the agricultural markets, gains of approximately 2.1% were generated from long futures positions in soybeans, soybean-related products, and corn. Growing U.S. exports and heightened demand from Asia pushed prices for these commodities higher during the quarter. Further Partnership?s overall gains of approximately 1.4% were achieved in the global stock index markets. During March, long positions in Japanese stock index futures returned gains as Japanese equity prices rallied higher in response to positive economic data that reflected the steady pace of Japan?s economic recovery. During January, long positions in U.S. stock index futures provided gains as prices rallied on reports of strong company earnings. A portion of the Partnership?s overall gains for the quarter was offset by losses of approximately 0.4% in the currency sector. The majority of the sector losses were incurred during March from short Japanese yen positions against the U.S. dollar as the value of the yen
       reversed higher due to speculation that the Bank of Japan was relaxing its efforts to weaken the Japanese currency.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures, forwards, and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership?s assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is inherent to the primary business activity of the Partnership.

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, forwards, and options are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract, however, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts
       in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co.

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

The Partnership?s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership?s market risk is limited by the uncertainty of its speculative trading. The Partnership?s speculative trading and use of leverage may cause future losses and volatility (i.e., ?risk of ruin?) that far exceed the Partnership?s experience to date under the ?Partnership?s Value at Risk in Different Market Sectors?
       section and significantly exceed the Value at Risk (?VaR?)
tables disclosed.
Limited partners will not be liable for losses exceeding the current net asset value of their investment.

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

The Partnership?s risk exposure in the market sectors traded by the Trading Managers is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the
       value of a trading portfolio.  The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in
100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

The Partnership?s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

       VaR models, including the Partnership?s, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Managers in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly titled measures used by other entities.

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total net assets by primary market risk category at March 31, 2005 and 2004. At March 31, 2005 and 2004, the Partnership?s total capitalization was approximately $25 million and $32 million, respectively.

Primary Market	            March 31, 2005        March 31, 2004
Risk Category	              Value at Risk         Value at Risk

Equity	(1.74)%     	(0.70)%
Currency	(1.01)	(0.24)
Interest Rate	(0.54)	(2.18)
Commodity   	(1.08)	(1.25)
Aggregate Value at Risk	(2.54)%  	(2.42)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from April 1, 2004 through March 31, 2005.

Primary Market Risk Category	   High		 Low		  Average
Equity	(2.46)%	(0.38)%	(1.28)%

Currency	(2.49)	(0.40)	(1.15)

Interest Rate	(3.34)	(0.54)	(1.51)

Commodity	(1.11)	(0.49)	(0.87)

Aggregate Value at Risk	(3.58)%	  (1.17)%	(2.68)%


Limitations on Value at Risk as an Assessment of Market Risk
       VaR models permit estimation of a portfolio?s aggregate market risk exposure, incorporating a range of varied market risks; reflect risk reduction due to portfolio diversification or hedging activities; and can cover a wide range of portfolio assets.  However, VaR risk measures should be viewed in light of the methodology?s limitations, which include, but may not be limited to the following:
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

       The VaR tables provided present the results of the
Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at March 31, 2005, and for the four quarter-end reporting periods from April 1, 2004 through March 31, 2005. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion
(approximately 97% as of March 31, 2005) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any
       associated potential losses, taking into account the
leverage, optionality, and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s net assets.

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

The following were the primary trading risk exposures of the Partnership at March 31, 2005, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.
Equity. The Partnership?s primary market exposure at March 31, 2005 was to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At March 31, 2005, the Partnership?s primary exposures were to the DAX (Germany), TOPIX (Japan), and S&P 500 (U.S.)
stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., European, and Japanese stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Currency. The second largest market exposure of the Partnership at March 31, 2005 was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large
       number of currencies including cross-rate ? i.e., positions between two currencies other than the U.S. dollar. At March 31, 2005, the Partnership?s major exposures were to Canadian dollar and Japanese yen currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Interest Rate. At March 31, 2005, the Partnership had market exposure to global interest rate sector. Exposure was primarily spread across the U.S. and European interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Partnership also takes futures positions in the government debt of smaller countries - e.g., Australia. Demeter anticipates that the G-7 countries and Australian interest rates will remain the primary interest rate exposures of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range
       from short to long-term instruments.  Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.


Commodity.
Metals. At March 31, 2005, the Partnership had market exposure in the metals sector. The Partnership's metals exposure at March 31, 2005 was to fluctuations in the price of base metals, such as copper, aluminum, zinc, and nickel, and precious metals, such as gold. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Managers utilize the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Energy. At March 31, 2005, the Partnership had market exposure in the energy markets. The Partnership?s energy exposure at March 31, 2005 was shared primarily by futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in
       the future.  Natural gas has exhibited volatility in
price resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Soft Commodities and Agriculturals. At March 31, 2005, the Partnership had market exposure to the markets that comprise these sectors. Most of the exposure was to cotton, coffee, and wheat markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2005:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at March 31, 2005 were in euros, Australian dollars, Japanese yen, and Swiss francs. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Managers, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts
       to manage market exposure by diversifying the Partnership?s assets among different Trading Managers in a multi-manager Partnership each of whose strategies focus on different market sectors and trading approaches, and by monitoring the performance of the Trading Managers daily. In addition, the Trading Managers establish diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

Demeter monitors and controls the risk of the Partnership?s non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Managers.

Item 4.	CONTROLS AND PROCEDURES

   (a)	As of the end of the period covered by this quarterly
report, the President and Chief Financial Officer of Demeter, the general partner of the Partnership, have evaluated the effectiveness of the Partnership?s disclosure controls and procedures (as defined in Rules
13a?15(e) and 15d?15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

   (b)	There have been no material changes during the period
covered by this quarterly report in the Partnership?s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.
       PART II.  OTHER INFORMATION

Item 5.  OTHER INFORMATION


Departure of Directors or Principal Officers; Election of
Directors; Appointment of Principal Officers.

At a meeting of the Board of Directors of Demeter held on March 30, 2005, the following Directors of Demeter resigned, and the Board of Directors accepted such resignations effective May 1, 2005: Ms. Louise M. Wasso-Jonikas and Messrs. Raymond A. Harris, Todd Taylor, and William D. Seugling.

At that March 30, 2005 meeting of the Board of Directors of Demeter, the Board of Directors elected two new Directors effective May 1, 2005, subject to approval by and registration with the National Futures Association: Ms. Shelley Hanan and Mr.
Harry Handler.

Item 6.  EXHIBITS

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

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



				         Dean Witter Cornerstone Fund III
				         (Registrant)

                     By:   Demeter Management Corporation
                           (General Partner)

May 16, 2005         By:   /s/Kevin Perry
                              Kevin Perry
                              Chief Financial Officer







The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.














? 48 ?