Form 10-Q
period 2005-06-30
WITTER DEAN CORNERSTONE FUND III
filed 2005-08-11
CIK 737000

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005 or

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	June 30, 2005




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of June 30, 2005
		(Unaudited) and December 31, 2004..........................2

		Statements of Operations for the Three and Six Months
		Ended June 30, 2005 and 2004 (Unaudited)...................3

		Statements of Changes in Partners? Capital for the
		Six Months Ended June 30, 2005 and 2004 	(Unaudited)........4

		Statements of Cash Flows for the Six Months Ended
		June 30, 2005 and 2004 (Unaudited)........................ 5

		Notes to Financial Statements (Unaudited)...............6-11

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations.......12-25

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................26-39

Item 4.	Controls and Procedures................................39


PART II. OTHER INFORMATION

Item 5.	Other Information......................................40

Item 6.	Exhibits............................................40-42


       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER CORNERSTONE FUND III
	STATEMENTS OF FINANCIAL CONDITION
	                     June 30,	December  31,
	      2005     	      2004
	                      $	   $
	                     (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	23,441,134	27,879,272

	Net unrealized gain on open contracts (MS&Co.)	529,286	372,392
	Net unrealized gain (loss) on open contracts (MSIL)	      (43,641)	        89,136

	     Total net unrealized gain on open contracts	     485,645	      461,528

	     Total Trading Equity	23,926,779	28,340,800

Interest receivable (Morgan Stanley DW)	                47,605	         41,296
Due from Morgan Stanley DW	          3,783	         15,120

	     Total Assets	  23,978,167	  28,397,216

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	272,623	285,744
Accrued administrative expenses	109,068	119,670
Accrued management fees	        69,619	         82,476

	     Total Liabilities	      451,310	       487,890

Partners? Capital

Limited Partners (6,196.489 and
	6,512.996 Units, respectively)	23,143,959	27,476,835
General Partner (102.516 Units)		        382,898	       432,491

	     Total Partners? Capital	    23,526,857	  27,909,326

	     Total Liabilities and Partners? Capital	  23,978,167  	  28,397,216


NET ASSET VALUE PER UNIT	      3,735.01	      4,218.77

	The accompanying notes are an integral part of these financial statements.

       <table>
	DEAN WITTER CORNERSTONE FUND III
	STATEMENTS OF OPERATIONS
(Unaudited)


                  For the Three Months	                           For the Six
Months
  	                        Ended June 30,        	                  Ended June 30,


                       2005   	         2004    	       2005   	    2004
                                                                                            $	                 $		           $
$

INVESTMENT INCOME
	Interest income (Morgan Stanley DW)	   137,494		    62,972 		   268,458		          119,766

EXPENSES
	Brokerage commissions (Morgan Stanley DW)	210,833	214,822	470,626		522,703
	Management fees	207,710      	    246,950	430,025 		   519,031
	Common administrative expenses	18,000	22,000	35,000		41,000
	Transaction fees and costs	      9,937	        9,844    	     22,391		       23,162

		   Total Expenses 	   446,480	    493,616	   958,042		   1,105,896

NET INVESTMENT LOSS 	   (308,986)	   (430,644)	   (689,584)		    (986,130)

TRADING RESULTS
Trading profit (loss):
	Realized	(665,453) 	(1,214,205)	(2,527,256)		4,254,107
	Net change in unrealized	   347,554	  (2,935,039) 	      24,117		     (3,273,499)

		  Total Trading Results	   (317,899)	  (4,149,244)	  (2,503,139)		      980,608

NET LOSS	   (626,885)	 (4,579,888)	  (3,192,723)		         (5,522)

NET LOSS ALLOCATION

	Limited Partners	(617,089)	  (4,512,652)	(3,143,130)		(4,096)
	General Partner 	(9,796)	(67,236)	(49,593)		(1,426)


NET LOSS PER UNIT

	Limited Partners                                                  	(95.55)            (655.86)	(483.76)	(13.92)
	General Partner                                                   	(95.55)            (655.86)	(483.76)	(13.92)




	The accompanying notes are an integral part of these financial statements.

       <table>
	DEAN WITTER CORNERSTONE FUND III
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Six Months Ended June 30, 2005 and 2004
	(Unaudited)




                                                              	Units of
	Partnership	Limited	General
	     Interest   	  Partners  	   Partner   	     Total
		$	$	$

Partners? Capital,
December 31, 2003	7,161.569	27,596,004	400,766	27,996,770

Net Loss	?	(4,096)	(1,426)	(5,522)

Redemptions	   (240.697)	   (1,031,750) 	            ?   	(1,031,750)

Partners? Capital,
June 30, 2004	   6,920.872	  26,560,158	             399,340	26,959,498





Partners? Capital,
December 31, 2004	6,615.512	27,476,835	432,491	27,909,326

Net Loss	?	(3,143,130)	(49,593)	(3,192,723)

Redemptions	   (316.507)	   (1,189,746) 	            ?   	(1,189,746)

Partners? Capital,
June 30, 2005	   6,299.005	  23,143,959	             382,898	23,526,857










The accompanying notes are an integral part of these financial statements.



       <table> 	DEAN WITTER CORNERSTONE FUND III
	STATEMENTS OF CASH FLOWS
(Unaudited)




	    For the Six Months Ended June 30,

	      2005     	      2004
	    $	      $

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss			(3,192,723)	(5,522)
Noncash item included in net loss:
	Net change in unrealized	(24,117)	3,273,499

(Increase) decrease in operating assets:
	Interest receivable (Morgan Stanley DW)		(6,309)	(7,407)

	Due from Morgan Stanley DW                                                           11,337                              ?


Increase (decrease) in operating liabilities:
	Accrued administrative expenses		(10,602)	1,015
	Accrued management fees                                               		       (12,857)	        (2,992)

Net cash provided by (used for) operating activities                     		  (3,235,271)
  3,258,593

CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid from redemptions of Units		  (1,202,867)	  (1,016,999)

Net cash used for financing activities                                               (1,202,867) 	   (1,016,999)

Net increase (decrease) in cash                                                       (4,438,138)	2,241,594

Balance at beginning of period                                               		  27,879,272	   25,869,355

Balance at end of period                                                        	   23,441,134	   28,110,949








	The accompanying notes are an integral part of these financial statements.



       DEAN WITTER CORNERSTONE FUND III
NOTES TO FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)

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

The net unrealized gains (losses) on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Statements of Financial Condition, and their longest contract maturities were as follows:
	Net Unrealized Gains/(Losses)
	on Open Contracts	Longest Maturities
		Off-			Off-
	Exchange-	Exchange-		Exchange-	Exchange-
Date	 Traded  	  Traded   	Total	 Traded  	 Traded
	 $	  $	$

Jun. 30, 2005	162,094	323,551	485,645	Dec. 2006	Sep. 2005
Dec. 31, 2004	664,621	(203,093)	461,528	Jun. 2006	Mar. 2005

       DEAN WITTER CORNERSTONE FUND III
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.



The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership?s exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts, which funds, in the aggregate, totaled $23,603,228 and $28,543,893 at June 30, 2005 and
December 31, 2004, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of

       DEAN WITTER CORNERSTONE FUND III
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

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

Results of Operations
General. The Partnership?s results depend on the Trading Managers and the ability of each Trading Manager?s trading program(s) to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership?s operations for the three and six month periods ended June 30, 2005 and 2004, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Managers trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Managers or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Managers? trading activities on
       behalf of the Partnership during the period in question.
Past performance is no guarantee of future results.
The Partnership?s results of operations set forth in the financial statements on pages 2 through 11 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit
(loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, and brokerage commissions expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three and Six Months Ended June 30, 2005
The Partnership recorded total trading results including interest income totaling $(180,405) and expenses totaling $446,480, resulting in a net loss of $626,885 for the three months ended
June 30, 2005. The Partnership?s net asset value per Unit decreased from $3,830.56 at March 31, 2005 to $3,735.01 at June
30, 2005.

The most significant trading losses of approximately 2.8% were recorded in the metals markets from long futures positions in base and precious metals held during April and May, as well as from positions held during June. During April and May, losses resulted from long futures positions in base metals, particularly aluminum, copper, and zinc, as prices fell due to news of increases in supply, fears that a slowing global economy would weaken demand, and a higher U.S. dollar. During June, short futures positions in gold incurred losses after prices reversed higher amid technically-based buying, while additional losses resulted from long futures positions in copper after prices declined due to a stronger U.S. dollar and news of decreased demand. Additional Partnership losses of approximately 1.7% were recorded in the energy markets primarily during April and June from positions in crude oil, its related products, and natural gas. During April, long futures positions in crude oil and its related products recorded losses as prices reversed lower amid
       greater refinery production and slower growth in demand.
Losses also resulted from long positions in natural gas as prices declined with crude oil prices. During June, short natural gas positions experienced losses as prices reversed higher on supply fears prompted by a tropical storm in the Gulf of Mexico. Short crude oil positions also experienced losses after prices increased due to news of weak supply. Further losses were recorded later in June from newly established long crude oil positions as prices reversed lower on news of rising supplies and solid refinery output. Losses of approximately 1.6% resulted in the agricultural markets primarily during May and June from long futures positions in soybeans, its related products, coffee, and cotton. During May, losses resulted as coffee prices decreased after it was reported that global supplies were currently sufficient to meet world demand, while cotton prices fell on supply increases. During June, losses were experienced after prices for soybeans and its related products moved lower on news of greater crop yields, while coffee prices moved lower amid news of growth in exports. Partnership losses of approximately 1.2% experienced in the global stock index markets resulted during April from long positions in Pacific Rim and European stock index futures as equity prices declined amid concerns for global economic growth and higher oil prices. Long positions in U.S. stock index futures contributed to losses during June as prices weakened later in the month in response to similar concerns regarding global economic strength. A portion of the
       Partnership?s overall losses for the quarter was offset by gains of approximately 3.7% achieved in the global interest rate markets during May and June from long positions in European interest rate futures. During May and June, prices moved higher amid increased investor demand for safe-haven investments amid uncertainty regarding significant hedge fund trading losses, European Central Bank rejections for increases in interest rates, concerns for Europe?s integration process, and higher oil prices. Additional Partnership gains of approximately 1.7% resulted in the currency markets primarily during June from short positions in the euro and Swiss franc versus the U.S. dollar as the U.S. dollar?s value benefited from euro-weakness resulting from market pessimism for Europe?s integration and the release of weak European economic data. Also supporting the U.S. dollar was the release of better-than-expected U.S. trade statistics and the ninth consecutive quarter-point interest rate hike by the U.S. Federal Reserve.

The Partnership recorded total trading results including interest income totaling $(2,234,681) and expenses totaling $958,042, resulting in a net loss of $3,192,723 for the six months ended June 30, 2005. The Partnership?s net asset value per Unit decreased from $4,218.77 at December 31, 2004 to $3,735.01 at June 30, 2005.

       The most significant trading losses of approximately 5.5%
were recorded in the currency markets primarily during the first quarter from positions in European currencies versus the U.S. dollar. During January, long positions in the euro versus the U.S. dollar resulted in losses after the U.S. dollar?s value reversed higher amid improvements in the U.S. trade deficit data, speculation for higher U.S. interest rates, and expectations that the Chinese government would postpone its revaluation of the Chinese yuan. Short euro positions against the U.S. dollar experienced losses during February as the U.S. dollar weakened in response to concerns for the U.S. Current-Account deficit, a larger-than-expected drop in leading economic indicators, and news that South Korea?s Central Bank planned to reduce its U.S. dollar currency reserve. During March, re-established long euro positions versus the U.S. dollar incurred losses after the U.S. dollar?s value reversed higher amid an increase in U.S. interest rates and consumer prices. Long British pound positions versus the U.S. dollar contributed to losses as the pound?s value weakened primarily during May. Additional losses of approximately 2.8% were recorded in the metals markets primarily during the second quarter from long futures positions in base and precious metals held during April and May, as well as positions held during June. During April and May, losses resulted from long futures positions in base metals as prices fell due to news of increases in supply, fears that a slowing global economy would weaken demand, and a higher U.S. dollar. During June, short
       futures positions in gold incurred losses after prices reversed higher amid technically-based buying, while additional losses resulted from long futures positions in copper after prices declined due to a stronger U.S. dollar and news of decreased demand. Partnership losses of approximately 2.0% were incurred in the global stock indices from long positions in U.S. stock index futures held during January and March, and long Pacific Rim stock index futures held during April. During January, U.S. equities finished the month lower amid weak consumer confidence data, concerns about higher U.S. interest rates, and the potential for deceleration in corporate profit growth. Equity prices weakened further during March in response to higher U.S. interest rates and fears that rising energy prices would negatively impact U.S. economic growth. During April, Pacific Rim equity prices weakened amid economic growth concerns and higher oil prices. The Partnership experienced losses of approximately 1.9% in the energy markets primarily during the second quarter from long futures positions in crude oil and its related products as prices reversed lower amid greater refinery production, slower demand growth forecasts, and signs of slower economic growth. Losses also resulted from long positions in natural gas as prices declined with crude oil prices. Later in the quarter, losses stemmed from short natural gas and crude oil positions after prices reversed higher on supply worries, while further losses were recorded in late June from newly established long crude oil positions as prices reversed lower in response to
       news of rising supplies and solid refinery output.  In the agricultural markets, losses of approximately 1.5% were experienced during the second quarter from long futures positions in soybeans, its related products, and cotton. During May, losses resulted as cotton prices fell on supply increases, and during June, losses were experienced after prices for soybeans and its related products moved lower on news of greater crop yields. A portion of the Partnership?s overall losses during the first six months of the year was offset by gains of approximately 2.8% in the global interest rate markets from long positions in European interest rate futures. During May, prices rose amid increased investor demand for safe-haven investments. Prices continued to trend higher during June supported by the European Central Bank?s decision to maintain Europe?s key interest rate, a reduction in Swiss interest rates, the release of weaker-than-expected French economic data, and higher oil prices.

For the Three and Six Months Ended June 30, 2004
The Partnership recorded total trading results including interest income totaling $(4,086,272) and expenses totaling $493,616, resulting in a net loss of $4,579,888 for the three months ended June 30, 2004. The Partnership?s net asset value per Unit decreased from $4,551.25 at March 31, 2004 to $3,895.39 at June 30, 2004.

       The most significant trading losses of approximately 7.8%
were recorded in the global interest rate markets. Losses were incurred from long U.S. and European interest rate futures positions during April as fixed income prices tumbled following the release of stronger-than-expected U.S. jobs data. Short positions during May and June suffered losses as prices moved higher amid conjecture that the U.S. Federal Reserve would possibly hold off raising interest rates should U.S. economic growth stall. Additional Partnership losses of approximately 3.2% stemmed primarily from long positions in both base and precious metals during April as prices weakened due to the strength of the U.S. dollar and fears of reduced demand from China. Additionally, the U.S. dollar?s move higher caused losses in long gold and silver futures positions as precious metals prices conversely moved lower. During May, short positions in the metals complex generated losses as industrial metals prices rebounded amid a weaker U.S. dollar and stronger Asian demand. Gold prices also increased as investor interest was reignited by the weak U.S. dollar and fears of potential terrorist attacks. During June, losses stemmed from long futures positions in copper as prices drifted lower on news of increased supply from Chile and muted demand. Further losses of approximately 2.9% were incurred in the currency markets throughout the quarter. Long positions in the Japanese yen versus the U.S. dollar generated losses during April as the dollar surged following the release of stronger-than-expected U.S. jobs data. The yen also weakened due
       to Japanese government currency market intervention.
During May, short positions in the Japanese yen versus the U.S. dollar incurred losses as the dollar?s value declined in response to fears of potential terrorist attacks, expanding energy prices, and the release of weaker-than-expected economic data. Losses were also incurred on long positions in the British pound versus the U.S. dollar amid speculation for rising U.S. interest rates. During June, long positions in the British pound versus the U.S. dollar incurred losses as the dollar reversed higher amid strong U.S. consumer confidence figures. Additional losses of approximately 1.1% resulted from positions in the global stock index markets, primarily during May. Long positions in U.S. and Japanese equity index futures resulted in losses as equity prices were negatively impacted by geopolitical concerns and expanding energy prices. Newly established short positions then experienced additional losses as prices rebounded later in May due to a slight pullback in oil prices and strong earnings from technology companies. A portion of the Partnership?s overall losses for the quarter was offset by gains of approximately 1.0% achieved in the energy markets, primarily during May, from long futures positions in crude oil and its related products. Crude oil prices surged past $41 a barrel, reaching twenty-one year highs, amid fears of terrorist attacks on Saudi Arabian oil facilities and disruptions in Iraqi oil production.

       The Partnership recorded total trading results including interest income totaling $1,100,374 and expenses totaling $1,105,896, resulting in a net loss of $5,522 for the six months ended June 30, 2004. The Partnership?s net asset value per Unit decreased from $3,909.31 at December 31, 2003 to $3,895.39 at June 30, 2004.

The most significant trading gains of approximately 3.4% were recorded in the energy markets during February, April, and May. Long futures positions in crude oil and its related products benefited during February from low market supply, falling inventory levels, and production cut announcements from OPEC caused prices to increase. Fears of terrorist attacks during April and May forced crude oil prices above $41 per barrel and generated additional gains for long futures positions.
Additional gains of approximately 3.3% were achieved in the metals markets. During the first quarter, long futures positions in base metals, such as copper, supplied gains as lower supply and heightened demand from Asia caused prices to increase.
During March, long futures positions in silver benefited as prices consistently moved higher amid central bank demand triggered by lower currency values. Further Partnership gains of approximately 1.9% resulted in the agricultural markets from long futures positions in soybeans, its related products, and corn. Growing U.S. exports and heightened demand from Asia pushed prices for these commodities higher during the first quarter. A
       portion of the Partnership?s overall gains during the first six months of the year was offset by losses of approximately 3.6% incurred during the second quarter in the global interest rate markets. Losses resulted from long U.S. interest rate futures positions during April as global fixed income prices tumbled following the release of stronger-than-expected U.S. jobs data. Short positions during May and June suffered losses as prices moved higher amid conjecture that the U.S. Federal Reserve would possibly hold off raising interest rates should U.S. economic growth stall. Additional losses of approximately 3.3% were experienced in the currency markets.
Long positions in the Japanese yen versus the U.S. dollar generated losses during April as the dollar surged following the release of stronger-than- expected U.S. jobs data. The yen also weakened due to Japanese government currency market intervention.
 Losses were also incurred on long positions in the British pound versus the U.S. dollar amid speculation for rising U.S. interest rates. Short positions in the Japanese yen versus the U.S. dollar incurred losses during May as the dollar?s value declined in response to fears of potential terrorist attacks, expanding energy prices, and the release of weaker-than-expected economic data.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at June 30, 2005 and 2004. At June
30, 2005 and 2004, the Partnership?s total capitalization was approximately $24 million and $27 million, respectively.

Primary Market	              June 30, 2005       June 30, 2004
Risk Category	                Value at Risk       Value at Risk

Interest Rate	(3.30)%	(0.70)%
Currency   	(2.15)	(0.40)
Equity   	(1.68)	(0.55)
Commodity                     	(0.35)	(0.49)
Aggregate Value at Risk           	(3.41)%	(1.17)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from July 1, 2004 through June 30, 2005.

Primary Market Risk Category	   High		 Low		  Average
Interest Rate	(3.34)%	(0.54)%	(2.16)%

Currency	(2.49)	(0.72)	(1.59)

Equity	(2.46)	(0.38)	(1.57)

Commodity	(1.11)	(0.35)	(0.84)

Aggregate Value at Risk	  (3.58)%	(2.54)%	(3.24)%


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

       The VaR tables provided present the results of the
Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at June 30, 2005, and for the four quarter-end reporting periods from July 1, 2004 through June 30, 2005. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion (approximately 94% as of June 30, 2005) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage,
       optionality, and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s
Net Assets.
Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Managers for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

       The following were the primary trading risk exposures of the
Partnership at June 30, 2005, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.
Interest Rate. At June 30, 2005, the Partnership?s primary market exposure was to global interest rate sector. Exposure was primarily spread across the U.S. and European interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller countries - e.g., Australia. Demeter anticipates that the G-7 countries and Australian interest rates will remain the primary interest rate exposures of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

       Currency.  The second largest market exposure of the
Partnership at June 30, 2005 was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies including cross-rate ? i.e., positions between two currencies other than the U.S. dollar. At June 30, 2005, the Partnership?s major exposures were to euro, Japanese yen, Swiss franc, British pound, Canadian dollar, and Australian dollar currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies.
 These other currencies include major and minor currencies.
Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Equity. At June 30, 2005, the Partnership had market exposure to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At June 30, 2005, the Partnership?s primary exposures were to the DAX (Germany), CAC 40 (France), and IBEX 35 (Spain) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., European, and Japanese stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.


Commodity.
Metals. At June 30, 2005, the Partnership had market exposure in the metals sector. The Partnership's metals exposure was to fluctuations in the price of base metals, such as copper, aluminum, and nickel. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Managers utilize the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Energy. At June 30, 2005, the Partnership had market exposure in the energy markets. The Partnership?s energy exposure was shared primarily by futures contracts in crude oil. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in price resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Soft Commodities and Agriculturals. At June 30, 2005, the Partnership had market exposure to the markets that comprise these sectors. Most of the exposure was to the soybean complex. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2005:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at June 30, 2005 were in euros, Australian dollars, and Japanese yen. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Managers, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership?s assets
       among different Trading Managers in a multi-manager
Partnership, each of whose strategies focus on different market sectors and trading approaches, and by monitoring the performance of the Trading Managers daily. In addition, the Trading Managers establish diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

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

   (b)	There have been no material changes during the period
covered by this quarterly report in the Partnership?s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) or in
       other factors that could significantly affect these
controls subsequent to the date of their evaluation.


       PART II.  OTHER INFORMATION

Item 5.  OTHER INFORMATION


Management. The following changes have been made to the Board of Directors and Officers of Demeter:

Mr. Harry Handler and Ms. Shelley Hanan were approved as Directors of Demeter by the National Futures Association as of May 12, 2005 and June 30, 2005, respectively.

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
10.08	Foreign Exchange and Options Master Agreement between
Morgan Stanley & Co. Incorporated and the Partnership,
dated as of April 30, 2000, is incorporated by reference
to Exhibit 10.05 of the Partnership?s Form 8-K (File
No. 0-13299) filed with the Securities and Exchange
Commission on November 13, 2001.
10.10	Amendment to Management Agreement between the Partnership
and Sunrise Capital Management, Inc., dated as of November
30, 2000, is incorporated by reference to the
Partnership?s Form 8-K (File No. 0-13299) filed with the Securities and Exchange Commission on January 3, 2001.
10.11	Securities Account Control Agreement among the
Partnership, Morgan Stanley & Co. Incorporated, and Morgan Stanley DW Inc., dated as of May 1, 2000, is incorporated by reference to Exhibit 10.03 of the Partnership?s Form 8-
K (File No. 0-13299) filed with the Securities and
Exchange Commission on November 13, 2001.
31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership
pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the Partnership pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.
32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
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



				         Dean Witter Cornerstone Fund III
				         (Registrant)

                     By:   Demeter Management Corporation
                           (General Partner)

August 15, 2005      By:   /s/Kevin Perry
                              Kevin Perry
                              Chief Financial Officer







The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.