Form 10-Q
period 2005-09-30
WITTER DEAN CORNERSTONE FUND III
filed 2005-11-10
CIK 737000

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005 or

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

Yes            No    X

Indicate by check-mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).  Yes___  No X


      	DEAN WITTER CORNERSTONE FUND III

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2005




PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of September 30, 2005
		(Unaudited) and December 31, 2004..........................2

		Statements of Operations for the Three and Nine Months
		Ended September 30, 2005 and 2004 (Unaudited)..............3

		Statements of Changes in Partners? Capital for the
		Nine Months Ended September 30, 2005 and 2004
		(Unaudited)................................................4

		Statements of Cash Flows for the Nine Months Ended
		September 30, 2005 and 2004 (Unaudited)................... 5

		Notes to Financial Statements (Unaudited)...............6-11

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations.......12-27

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................28-41

Item 4.	Controls and Procedures.............................41-42


PART II. OTHER INFORMATION

Item 6.	Exhibits...............................................43



       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER CORNERSTONE FUND III
	STATEMENTS OF FINANCIAL CONDITION
	                     September 30,	December  31,
	      2005     	      2004
	                      $	   $
	                     (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	22,656,940	27,879,272

	Net unrealized gain on open contracts (MS&Co.)	276,615	372,392
	Net unrealized gain on open contracts (MSIL)	     107,243	        89,136

	     Total net unrealized gain on open contracts	     383,858	      461,528

	     Total Trading Equity	  23,040,798	28,340,800

Interest receivable (Morgan Stanley DW)	                52,708	         41,296
Due from Morgan Stanley DW	     ?   	         15,120

	     Total Assets	   23,093,506	  28,397,216

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	390,844	285,744
Accrued administrative expenses	102,076	119,670
Accrued management fees	       67,058	         82,476

	     Total Liabilities	     559,978	       487,890

Partners? Capital

Limited Partners (5,896.161 and
	6,512.996 Units, respectively)	22,148,435	27,476,835
General Partner (102.516 Units)		      385,093	       432,491

	     Total Partners? Capital	   22,533,528	  27,909,326

	     Total Liabilities and Partners? Capital                                                   23,093,506	  28,397,216


NET ASSET VALUE PER UNIT	       3,756.42	      4,218.77

	The accompanying notes are an integral part of these financial statements.

       <table>	DEAN WITTER CORNERSTONE FUND III
	STATEMENTS OF OPERATIONS
(Unaudited)


                                 For the Three Months	                         For the Nine Months
  	                         Ended September 30,        	             Ended September 30,

                             2005   	         2004    	       2005   	    2004
                              $	                 $		           $	 	 $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)	   155,165		    77,732 		   423,623		          197,498

EXPENSES
	Brokerage commissions (Morgan Stanley DW)	233,398	257,294	704,024		779,997
	Management fees	201,381      	    223,777	631,406		   742,808
	Common administrative expenses	15,000	24,000	50,000		65,000
	Transaction fees and costs	     13,491	      19,369    	      35,882		       42,531

		   Total Expenses 	   463,270	    524,440	  1,421,312		   1,630,336

NET INVESTMENT LOSS 	   (308,105)	   (446,708)	   (997,689)		  (1,432,838)

TRADING RESULTS
Trading profit (loss):
	Realized	528,847 	(2,557,576)	(1,998,409)		1,696,531
	Net change in unrealized	   (101,787)	  1,746,944 	     (77,670)		     (1,526,555)
			427,060	(810,632)	(2,076,079)		169,976
Proceeds from Litigation Settlement	    ?   	       27,998	    ?   		        27,998

		  Total Trading Results	    427,060	   (782,634)	  (2,076,079)		       197,974

NET INCOME (LOSS)	,   118,955	 (1,229,342)	  (3,073,768)		   (1,234,864)

NET INCOME (LOSS) ALLOCATION

	Limited Partners	116,760	  (1,211,126)	(3,026,370)		(1,215,222)
	General Partner 	2,195	(18,216)	(47,398)		(19,642)


NET INCOME (LOSS) PER UNIT

	Limited Partners                                                  	21.41	            (177.69)		(462.35)	(191.61)
	General Partner                                                   	21.41	            (177.69)	(462.35)	(191.61)




	The accompanying notes are an integral part of these financial statements.

       <table> 	DEAN WITTER CORNERSTONE FUND III
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Nine Months Ended September 30, 2005 and 2004
	(Unaudited)




                                                              	Units of
	Partnership	Limited	General
	     Interest   	  Partners  	   Partner   	     Total
		$	$	$

Partners? Capital,
December 31, 2003	7,161.569	27,596,004	400,766	27,996,770

Net Loss	?	(1,215,222)	(19,642)	(1,234,864)

Redemptions	   (423.486)	   (1,711,721) 	            ?   	  (1,711,721)

Partners? Capital,
September 30, 2004                                      6,738.083	  24,669,061	             381,124	25,050,185





Partners? Capital,
December 31, 2004	6,615.512	27,476,835	432,491	27,909,326

Net Loss	?	(3,026,370)	(47,398)	(3,073,768)

Redemptions	   (616.835)	   (2,302,030) 	            ?   	 (2,302,030)

Partners? Capital,
September 30, 2005                                      5,998.677	  22,148,435	              385,093	22,533,528












The accompanying notes are an integral part of these financial statements.


       <table> 	DEAN WITTER CORNERSTONE FUND III
	STATEMENTS OF CASH FLOWS
(Unaudited)




	    For the Nine Months Ended September 30,

	      2005     	      2004
	    $	      $

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss			(3,073,768)	(1,234,864)
Noncash item included in net loss:
	Net change in unrealized		77,670	1,526,555

(Increase) decrease in operating assets:
	Interest receivable (Morgan Stanley DW)		(11,412)	(11,722)
	Due from Morgan Stanley DW                15,120     	                    (2,240)

Decrease in operating liabilities:
	Accrued administrative expenses		(17,594)	(15,897)
	Accrued management fees                                               		       (15,418)	        (8,233)

Net cash provided by (used for) operating activities                     		  (3,025,402)	     253,599


CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid from redemptions of Units		  (2,196,930)	  (1,579,417)

Net cash used for financing activities                                            	    (2,196,930)	   (1,579,417)

Net decrease in cash                                                       	(5,222,332)	(1,325,818)

Balance at beginning of period                                               		   27,879,272	   25,869,355

Balance at end of period                                                        		  22,656,940	   24,543,537







	The accompanying notes are an integral part of these financial statements.




       DEAN WITTER CORNERSTONE FUND III
NOTES TO FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

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

The net unrealized gains (losses) on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Statements of Financial Condition, and their longest contract maturities were as follows:
	Net Unrealized Gains/(Losses)
	on Open Contracts	Longest Maturities
		Off-			Off-
	Exchange-	Exchange-		Exchange-	Exchange-
Date	 Traded  	  Traded   	Total	 Traded  	 Traded
	 $	  $	$

Sep. 30, 2005	163,910	219,948	383,858	Mar. 2007	Dec. 2005
Dec. 31, 2004	664,621	(203,093)	461,528	Jun. 2006	Mar. 2005

       DEAN WITTER CORNERSTONE FUND III
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.



The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership?s exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts, which funds, in the aggregate, totaled $22,820,850 and $28,543,893 at September 30, 2005 and December 31, 2004, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of

       DEAN WITTER CORNERSTONE FUND III
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

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

Results of Operations
General. The Partnership?s results depend on the Trading Managers and the ability of each Trading Manager?s trading program(s) to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership?s operations for the three and nine month periods ended September 30, 2005 and 2004, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Managers trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Managers or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Managers? trading activities on behalf of the Partnership during
       the period in question. Past performance is no guarantee of future results.

The Partnership?s results of operations set forth in the financial statements on pages 2 through 11 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit
(loss)? when open positions are closed out. The sum of these amounts, along with the ?Proceeds from Litigation Settlement?, constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, and brokerage commissions expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of
       critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three and Nine Months Ended September 30, 2005
The Partnership recorded total trading results including interest income totaling $582,225 and expenses totaling $463,270, resulting in net income of $118,955 for the three months ended
September 30, 2005. The Partnership?s net asset value per Unit increased from $3,735.01 at June 30, 2005 to $3,756.42 at
September 30, 2005.

The most significant trading gains of approximately 4.3% were recorded in the global stock indices during July and September from long positions in European and Pacific Rim stock index futures. During July, long positions benefited as prices increased on positive economic data out of the U.S. and Japan. Prices continued to strengthen after China reformed its U.S. dollar currency peg policy, leading market participants to conclude that a revaluation in the Chinese yuan would likely ease trade tensions between China, the U.S, Europe, and Japan. Finally, strong corporate earnings out of the European Union and the U.S. resulted in optimistic investor sentiment and pushed prices higher. During September, long positions in Japanese stock index futures experienced gains as prices increased on positive comments from Bank of Japan Governor Toshihiko Fukui, who said the Japanese economy was in the process of emerging from
       a soft patch as demonstrated by rising production,
improving business sentiment and a sustained upturn in consumer spending. Additional sector gains resulted from long positions in European stock index futures as oil prices declined and investors embraced signs that the global economy could move forward despite Hurricane Katrina's devastation of the U.S. Gulf Coast. Gains of approximately 2.6% were recorded in the energy markets primarily during August from long positions in natural gas, crude oil, and oil related products as prices climbed higher throughout the month on supply and demand concerns. After Hurricane Katrina struck the Gulf of Mexico, prices advanced further to touch record highs amid concerns for heavily damaged, or even possibly destroyed, refineries and production facilities.
 In the metals markets, gains of approximately 1.2% were recorded in the metals markets during July and September from long futures positions in copper and gold. During July, copper prices strengthened amid supply tightness, concerns over strikes at two copper mines, and temporary weakness in the U.S. dollar caused by China?s currency revaluation. During September, copper prices continued to strengthen in response to increased global demand from countries such as China and India, while gold prices increased sharply as fears of inflation and the long-term economic effect of higher energy prices pushed the value of the ?safe-haven? commodity higher. A portion of the Partnership?s overall gains for the quarter was offset by losses of approximately 4.5% incurred in the global interest rate markets
       during July and September from long positions in U.S. and
European interest rate futures. During July, long U.S. positions experienced losses as prices declined following a rise in interest rates and after the U.S. Labor Department released its June employment report. European fixed-income prices declined on strength in regional equity markets and news of terrorist attacks on the London transport network. During September, long positions in U.S. and European fixed-income futures incurred losses as prices weakened after it was revealed that measurements of Hurricane Katrina?s economic impact were not weak enough to deter the U.S. Federal Reserve from its policy of raising interest rates. European fixed-income prices also fell in response to expectations that European Central Bank representatives would leave European interest rates unchanged at their upcoming meeting, despite the fact that the representatives had openly discussed the eventual need to hike rates due to concerns for inflation risks. Losses of approximately 2.4% occurred in the currency markets, primarily during August, from long U.S. dollar positions against the British pound and euro as the value of the U.S. dollar declined amid higher crude oil prices, lower durable goods orders, the U.S. trade imbalance, and economic warnings from U.S. Federal Reserve Chairman Alan Greenspan. Smaller Partnership losses of approximately 0.3% were experienced within the agricultural markets during July and August from long futures positions in corn after prices declined
       from heavy rainfall in the U.S. growing regions and
forecasts for increases in supply increases.

The Partnership recorded total trading results including interest income totaling $(1,652,456) and expenses totaling $1,421,312, resulting in a net loss of $3,073,768 for the nine months ended September 30, 2005. The Partnership?s net asset value per Unit decreased from $4,218.77 at December 31, 2004 to $3,756.42 at September 30, 2005.

The most significant trading losses of approximately 7.7% resulted in the currency markets primarily during the first quarter and in August. Losses during the first quarter resulted from positions in a variety of foreign currencies versus the U.S. dollar. During January, long positions in a variety of foreign currencies, primarily the euro, South African rand, and both the New Zealand and Australian dollars, recorded losses after the U.S. dollar?s value reversed sharply higher amid positive U.S. economic data and speculation for higher U.S. interest rates.
The U.S. dollar?s value also advanced during January in response to expectations that the Chinese government would announce postponement of its revaluation of the Chinese yuan for the foreseeable future. During February, losses stemmed from short positions in the euro and South African rand against the U.S. dollar as the U.S. dollar weakened due to concerns for the considerable U.S. Current-Account deficit as expressed by Federal
       Reserve Chairman Alan Greenspan.  The U.S. dollar weakened further during the remainder of the month due to a larger-than-expected drop in economic indicators and news that South Korea?s Central Bank planned to reduce its U.S. dollar currency reserves. Short European currency positions resulted in losses during early March as their values moved higher amid a sharp rise in German industrial production. Additional losses were recorded from newly-established long European currency positions, as well as from existing long positions in the British pound, versus the U.S. dollar after the value of the U.S. dollar reversed sharply higher amid an increase in U.S. interest rates and consumer prices. During August, losses were recorded from long U.S. dollar positions against the British pound and euro as the value of the U.S. dollar declined amid higher crude oil prices, lower durable goods orders, the U.S. trade imbalance, and economic warnings from U.S. Federal Reserve Chairman Alan Greenspan. Losses of approximately 1.8% were recorded in the agricultural markets during the second and third quarters from long futures positions in soybeans, soybean-related products, corn, wheat, and cotton. During May, long cotton futures positions recorded losses after cotton prices fell on supply increases. During June, sector losses were experienced from long positions in soybeans and soybean-related products after prices moved lower on news of greater crop yields. During July and August, losses resulted from long futures positions in corn and wheat after prices declined from heavy rainfall in the U.S. growing regions
       and forecasts for growth in supply increases.  In the global interest rate markets, losses of approximately 1.7% were incurred primarily during February and July from long positions in U.S. interest rate futures. During February, prices reversed lower after positive economic data reduced investor demand for fixed-income investments. Prices fell further during July following a rise in interest rates and after the U.S. Labor Department released its June employment report. Losses of approximately 1.7% occurred in the metals markets from trading in base and precious metals during January and the second quarter. During January, long futures positions in aluminum incurred losses as prices weakened on renewed strength in the U.S. dollar, lower equity prices, and news of a drop in Chinese demand. Additional losses were recorded from long positions in gold as prices declined due to strength in the U.S. dollar. During the second quarter, losses were recorded from long futures positions in base and precious metals held during April and May, as well as from positions held during June. During April and May, losses resulted from long aluminum futures positions as prices fell due to news of increases in supply, fears that a slowing global economy would weaken demand, and a higher U.S. dollar. During June, short futures positions in gold incurred losses after prices reversed higher amid technically-based buying. A portion of the Partnership?s overall losses for the first nine months of the year was offset by gains of approximately 2.2% achieved in the global stock indices sector primarily during the third
       quarter from long positions in European and Pacific Rim stock index futures. During July, long positions benefited as prices increased on positive economic data out of the U.S. and Japan. Prices continued to strengthen after China reformed its U.S. dollar currency peg policy, leading market participants to conclude that a revaluation in the Chinese yuan would likely ease trade tensions between China, the U.S, Europe, and Japan. Finally, strong corporate earnings out of the European Union and the U.S. resulted in optimistic investor sentiment and pushed prices higher. During September, long positions in Japanese stock index futures experienced gains as prices increased on positive comments from Bank of Japan Governor Toshihiko Fukui, who said the Japanese economy was in the process of emerging from a soft patch as demonstrated by rising production, improving business sentiment and a sustained upturn in consumer spending. Additional sector gains resulted from long positions in European stock index futures as oil prices declined. Smaller Partnership gains of approximately 0.6% were established in the energy markets, primarily during August, from long positions in natural gas, crude oil, and oil related products as prices climbed higher throughout the month on supply and demand concerns. After Hurricane Katrina struck the Gulf of Mexico, prices advanced further to touch record highs amid concerns for heavily damaged, or even possibly destroyed, refineries and production facilities.

For the Three and Nine Months Ended September 30, 2004
The Partnership recorded total trading results including interest income totaling $(704,902) and expenses totaling $524,440, resulting in a net loss of $1,229,342 for the three
months ended September 30, 2004.    The Partnership?s net asset
value per Unit decreased from $3,895.39 at June 30, 2004 to $3,717.70 at September 30, 2004.

The most significant trading losses of approximately 4.6% were recorded in the currency markets, primarily during July and August. Long positions in major European currencies, such as the euro and Swiss franc, versus the U.S. dollar generated losses as the dollar strengthened amid upbeat market sentiment during July. During August, losses resulted from short positions in the Japanese yen versus the U.S. dollar as the U.S. dollar?s value retreated against the yen towards the latter half of the month, pressured by concerns for the rate of U.S. economic growth and soft economic data. Additional losses were recorded from positions in the euro relative to the U.S. dollar as the euro experienced short-term volatility due to conflicting economic data and surging energy prices throughout a majority of the month. In the global stock index markets, losses of approximately 2.3% were recorded primarily during July and August. During July, long positions in European, U.S., and Japanese stock index futures generated losses as prices reversed
       lower early in the month due to the release of
disappointing U.S. employment data, surging energy prices, and new warnings concerning potential terrorist attacks. During August, short positions in European and U.S. equity index futures experienced losses as prices reversed higher during the second half of the month due to falling energy prices and better-than-expected U.S. economic data. A portion of the Partnership?s overall losses for the quarter was offset by gains of approximately 2.3% recorded in the energy markets primarily during September from long positions in crude oil and its related products as prices surged higher due to supply concerns and very strong demand. Partnership gains of approximately 0.6% were recorded in the agricultural markets, primarily during July and September from short futures positions in corn as prices trended lower due to ideal weather conditions in the U.S Midwest growing region, reports of increased inventories by the U.S. Department of Agriculture, and weak export demand. Smaller gains of approximately 0.1% were experienced primarily during August in the global interest rate sector. Long positions in European interest rate futures benefited as global bond prices trended higher boosted by a surge in oil prices early in the month, a drop in global equity prices, and a mixed economic picture generated by reports on retail sales, jobless claims, and the U.S. trade deficit.

       The Partnership recorded total trading results including interest income totaling $395,472 and expenses totaling $1,630,336, resulting in a net loss of $1,234,864 for the nine months ended September 30, 2004. The Partnership?s net asset value per Unit decreased from $3,909.31 at December 31, 2003 to $3,717.70 at September 30, 2004.

The most significant trading losses of approximately 7.7% were incurred in the currency markets, primarily during the third quarter, from short positions in the Japanese yen versus the U.S. dollar as the U.S. dollar?s value decreased in response to concerns for the rate of U.S. economic growth and soft economic data. Long positions in major European currencies, such as the euro and Swiss franc, versus the U.S. dollar also produced losses as the dollar strengthened during the third quarter amid upbeat market sentiment. Losses were also experienced during the second quarter from long positions in the Japanese yen versus the U.S. dollar as the dollar surged during April following the release of stronger-than-expected U.S. jobs data. The yen also weakened due to Japanese government currency market intervention. Short positions in the Japanese yen versus the U.S. dollar incurred losses during May as the dollar?s value declined in response to fears of potential terrorist attacks, expanding energy prices, and the release of weaker-than-expected U.S. economic data. Additional losses of approximately 3.5% resulted in the global interest rate markets primarily during the second quarter from
       losses resulting from long U.S. interest rate futures positions during April as prices tumbled following the release of stronger-than-expected U.S. jobs data. Short positions during May and June suffered further losses as prices moved higher amid conjecture that the U.S. Federal Reserve would possibly hold off raising interest rates should U.S. economic growth stall. Additional losses of approximately 2.0% were experienced in the global stock index markets, primarily during the third quarter. During July, long positions in European, U.S., and Japanese stock index futures generated losses as prices reversed lower early in the month due to the release of disappointing U.S. employment data, surging energy prices, and new warnings concerning potential terrorist attacks. During August, short positions in European and U.S. equity index futures experienced losses as prices reversed higher during the second half of the month due to falling energy prices and better-than-expected U.S. economic data. A portion of the Partnership?s overall losses during the first nine months of the year was offset by gains of approximately 5.7% recorded in the energy markets from long futures positions in crude oil and its related products as prices trended higher throughout much of the year in response to low market supply, falling inventory levels, and fears of terrorist attacks. In the metals markets, gains of approximately 3.3% were achieved primarily during the first quarter from long futures positions in base metals, such as copper, as lower supply and heightened demand from Asia caused prices to increase. During
       March, long futures positions in silver benefited as
prices consistently moved higher amid central bank demand triggered by lower currency values. Further Partnership gains of approximately 2.5% in the agricultural markets resulted from long futures positions in corn, soybeans, and soybean-related products. Growing U.S. exports and heightened demand from Asia pushed prices higher.



















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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at September 30, 2005 and 2004. At September 30, 2005 and 2004, the Partnership?s total capitalization was approximately $23 million and $25 million, respectively.

Primary Market	          September 30, 2005    September 30, 2004
Risk Category	              Value at Risk        Value at Risk

Equity                         (1.69)%	(0.38)%
Currency                       (1.12)	    (0.72)
Interest Rate                  (0.55)	(3.34)
Commodity                      (1.05)	(1.11)
Aggregate Value at Risk        (2.21)%	(3.43)%

       The VaR for a market category represents the one-day
downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the Partnership?s open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day, which could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from October 1, 2004 through September 30, 2005.

Primary Market Risk Category	   High		 Low		  Average
Equity	(2.46)%	(1.68)%	(1.89)%

Currency	(2.49)	(1.01)	(1.69)

Interest Rate	(3.30)	(0.54)	(1.46)

Commodity	(1.08)	(0.35)	(0.83)

Aggregate Value at Risk	(3.58)%	(2.21)%	(2.94)%

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

       In addition, the VaR tables above, as well as the past performance of the Partnership, give no indication of the Partnership?s potential ?risk of ruin?.

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at September 30, 2005, and for the four quarter-end reporting periods from October 1, 2004 through September 30, 2005. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at Morgan Stanley DW; as of September 30, 2005, such amount is equal to approximately 91% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash
       management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s Net Assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Managers for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of
       new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at September 30, 2005, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Equity. The largest market exposure of the Partnership at September 30, 2005 was to the global stock index sector, primarily to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At September 30, 2005, the Partnership?s primary exposures were to the S&P 500 E-MINI (U.S.), DAX (Germany), NIKKEI 225 (Japan), and CAC 40 (France) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., European, and Japanese stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

       Currency.  The second largest market exposure of the
Partnership at September 30, 2005 was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies including cross-rate ? i.e., positions between two currencies other than the U.S. dollar. At September 30, 2005, the Partnership?s major exposures were to Australian dollar, euro, British pound, Swiss franc, Canadian dollar, and Japanese yen currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Interest Rate. The third largest market exposure of the Partnership at September 30, 2005 was to global interest rate sector. Exposure was primarily spread across the U.S., European, and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between
       countries, materially impact the Partnership?s
profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Partnership also takes futures positions in the government debt of smaller countries - e.g., Australia. Demeter anticipates that the G-7 countries and Australian interest rates will remain the primary interest rate exposures of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Commodity.
Metals. At September 30, 2005, the Partnership had market exposure in the metals sector. The Partnership's metals exposure was to fluctuations in the price of base metals, such as copper, aluminum, and zinc, and precious metals, such as gold. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Managers utilize the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

       Energy.  At September 30, 2005, the Partnership had
market exposure in the energy sector. The Partnership?s energy exposure was primarily to futures contracts in crude oil. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in price resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Soft Commodities and Agriculturals. At September 30, 2005, the Partnership had market exposure to the markets that comprise these sectors. Most of the exposure was to the sugar complex. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2005:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at September 30, 2005 were in euros, Australian dollars, and Japanese yen. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

   (b)	There have been no material changes during the period
covered by this quarterly report in the Partnership?s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


       PART II.  OTHER INFORMATION
Item 6.  EXHIBITS

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



				         Dean Witter Cornerstone Fund III
				         (Registrant)

                     By:   Demeter Management Corporation
                           (General Partner)

November 14, 2005    By:   /s/Kevin Perry
                              Kevin Perry
                              Chief Financial Officer







The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.







? 48 ?