Form 10-Q
period 2006-03-31
WITTER DEAN CORNERSTONE FUND III
filed 2006-05-11
CIK 737000

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934
For the quarterly period ended March 31, 2006 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities
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

Indicate by check-mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ?accelerated filer and large accelerated filer? in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer___Accelerated filer____Non-accelerated filer X

Indicate by check-mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___ No X


       <table>	DEAN WITTER CORNERSTONE FUND III

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2006




PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of March 31, 2006
		(Unaudited) and December 31, 2005..........................2

		Statements of Operations for the Quarters
		Ended March 31, 2006 and 2005 (Unaudited) .................3

		Statements of Changes in Partners? Capital for the
		Quarters Ended March 31, 2006 and 2005 	(Unaudited).........4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2006 and 2005 (Unaudited)........................5

		Notes to Financial Statements (Unaudited)...............6-11

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations.......12-20

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................21-34

Item 4.	Controls and Procedures.............................34-35


PART II. OTHER INFORMATION

Item 1A.Risk Factors...........................................36

Item 5.	Other Information......................................36

Item 6.	Exhibits............................................36-37


       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER CORNERSTONE FUND III
	STATEMENTS OF FINANCIAL CONDITION
	                     March 31,	    December  31,
	      2006     	         2005
	                      $	      $
	                     (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Unrestricted cash	19,123,375	21,002,788
	Restricted cash	      3,309,456	    1,409,104

	    Total cash	  22,432,831	   22,411,892

	Net unrealized gain on open contracts (MS&Co.)	       875,426	        271,196
	Net unrealized gain (loss) on open contracts (MSIL)	         (24,199)	       599,935

	     Total net unrealized gain on open contracts	       851,227	        871,131

	     Total Trading Equity	23,284,058  	23,283,023

Due from Morgan Stanley DW	         78,869	         41,210
Interest receivable (Morgan Stanley DW)	                69,044	          61,652

	     Total Assets	  23,431,971	  23,385,885

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	259,070	247,236
Accrued administrative expenses	118,378	112,360
Accrued management fees	        67,998	         67,881

	     Total Liabilities	       445,446	       427,477

Partners? Capital

Limited Partners (5,506.911 and
	5,693.493 Units, respectively)	22,566,431	22,552,335
General Partner (102.516 Units)		         420,094	       406,073

	     Total Partners? Capital	    22,986,525	  22,958,408

	     Total Liabilities and Partners? Capital                                               	    23,431,971	  23,385,885


NET ASSET VALUE PER UNIT	       4,097.84	      3,961.07

	The accompanying notes are an integral part
</table>	of these financial statements.
       <table> 	DEAN WITTER CORNERSTONE FUND III
	STATEMENTS OF OPERATIONS
(Unaudited)


  	   	     For the Quarters Ended March 31,


                                                                         		        2006    	    2005
                                                                               	                    $		     $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)		   201,857			      130,964

EXPENSES
	Brokerage commissions (Morgan Stanley DW)		265,965	259,793
	Management fees 	      	202,817	222,315
	Transaction fees and costs		      22,506	         12,454
	Common administrative expenses		20,000	       17,000

		Total Expenses		    511,288	     511,562

NET INVESTMENT LOSS	   (309,431)	   (380,598)

TRADING RESULTS
Trading profit (loss):
	Realized			1,109,160	 (1,861,803)
	Net change in unrealized		      (19,904)	      (323,437)

    		Total Trading Results		   1,089,256	    (2,185,240)

NET INCOME (LOSS)  	    779,825	     (2,565,838)


NET INCOME (LOSS) ALLOCATION

	Limited Partners                                                  		     765,804       	   (2,526,041)

	General Partner                                                   		            14,021	     (39,797)


NET INCOME (LOSS) PER UNIT

	Limited Partners                                                   		           136.77    	 (388.21)

	General Partner                                                   		             136.77	      (388.21)







	The accompanying notes are an integral part of these financial statements.

       <table> 	DEAN WITTER CORNERSTONE FUND III
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Quarters Ended March 31, 2006 and 2005
	(Unaudited)




                                                              	Units of
	Partnership	Limited	General
	     Interest   	  Partners  	   Partner   	     Total
		$	$	$
Partners? Capital,
December 31, 2004	6,615.512	27,476,835	432,491	27,909,326

Net Loss	?	(2,526,041)	(39,797)	(2,565,838)

Redemptions	   (138.047)	     (531,176) 	        ?  	      	        (531,176)

Partners? Capital,
March 31, 2005	           6,477.465	  24,419,618	             392,694	 24,812,312





Partners? Capital,
December 31, 2005	5,796.009	22,552,335	406,073	22,958,408

Net Income	?	765,804	14,021	779,825

Redemptions	   (186.582)	     (751,708) 	        ?  	      	        (751,708)

Partners? Capital,
March 31, 2006	         5,609.427	  22,566,431	             420,094	 22,986,525













The accompanying notes are an integral part of these financial statements.



       <table> 	DEAN WITTER CORNERSTONE FUND III
	STATEMENTS OF CASH FLOWS
(Unaudited)


	         For the Quarters Ended March 31,

	      2006     	      2005
	    $	      $

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	      779,825		(2,565,838)
Noncash item included in net income (loss):
	Net change in unrealized		   19,904	323,437

(Increase) decrease in operating assets:
	Restricted cash		(1,900,352)	562,297
	Due from Morgan Stanley DW                                                 	      	(37,659)
	15,120
	Interest receivable (Morgan Stanley DW)	 	(7,392)	(5,311)


Increase (decrease) in operating liabilities:
	Accrued administrative expenses		6,018	13,103
	Accrued management fees                                               		             117	         (9,262)

Net cash used for operating activities  		  (1,139,539)	   (1,666,454)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid for redemptions of Units		   (739,874)	      (600,842)

Net cash used for financing activities               	   (739,874)	      (600,842)

Net decrease in unrestricted cash 	(1,879,413)	(2,267,296)

Unrestricted cash at beginning of period                                     		   21,002,788
24,763,854

Unrestricted cash at end of period                                               		   19,123,375
22,496,558









	The accompanying notes are an integral part of these financial statements.




       DEAN WITTER CORNERSTONE FUND III
NOTES TO FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Dean Witter Cornerstone Fund III (the ?Partnership?). The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2005 Annual Report on Form 10-K. Certain prior year amounts relating to cash balances were reclassified on the Statements of Financial Condition and the related Statements of Cash Flows to conform to 2006 presentation. Such reclassifications have no impact on the Partnership?s reported net income (loss).

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


       DEAN WITTER CORNERSTONE FUND III
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The net unrealized gains (losses) on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Statements of Financial Condition, and their longest contract maturities were as follows:
	Net Unrealized Gains/(Losses)
	on Open Contracts	Longest Maturities
		Off-			Off-
	Exchange-	Exchange-		Exchange-	Exchange-
Date	 Traded  	  Traded   	Total	 Traded  	 Traded
	 $	  $	$

Mar. 31, 2006	1,142,309	(291,082)	851,227	Sep. 2007	Jun. 2006
Dec. 31, 2005	730,649	140,482	871,131	Jun. 2007	Mar. 2006

       DEAN WITTER CORNERSTONE FUND III
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.




The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership?s exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts, which funds, in the aggregate, totaled $23,575,140 and $23,142,541 at March 31, 2006 and December 31, 2005, respectively.  With respect

       DEAN WITTER CORNERSTONE FUND III
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

to the Partnership?s off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership?s and MS & Co.?s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS & Co.?s bankruptcy or insolvency.


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

Results of Operations
General. The Partnership?s results depend on the Trading Managers and the ability of each Trading Manager?s trading program(s) to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership?s operations for the three month periods ended March 31, 2006 and 2005, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Managers trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Managers or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Managers? trading activities on
       behalf of the Partnership during the period in question.
Past performance is no guarantee of future results.

The Partnership?s results of operations set forth in the financial statements on pages 2 through 11 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit
(loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, and brokerage commissions, and transaction fees and costs of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of
       critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarter Ended March 31, 2006
The Partnership recorded total trading results including interest income totaling $1,291,113 and expenses totaling $511,288, resulting in net income of $779,825 for the quarter ended March 31, 2006. The Partnership?s net asset value per Unit increased from $3,961.07 at December 31, 2005 to $4,097.84 at March 31,
2006.

The most significant trading gains of approximately 3.3% were recorded in the global interest rate futures markets, primarily during March, from short positions in U.S., European, and Japanese interest rate futures as global bond prices trended lower amid strength in regional equity markets and investor sentiment that interest rates in the United States, the European Union, and Japan will rise. Additional gains of approximately 2.2% were experienced in the metals markets during January and March from long positions in copper and aluminum as prices strengthened amid news of weak supplies, forecasts for continued buying by China, and acceleration in demand from Japan, Europe, and the U.S. Elsewhere in the metals markets, gains were recorded from long futures positions in silver and gold as precious metals prices moved higher on persistent demand from foreign central banks. Silver prices were also pressured higher
       after news that a silver-backed Exchange Traded Fund would soon launch and create greater investment interest in the metal. Within the global stock index futures markets, gains of approximately 1.9% were experienced from long positions in European and U.S. stock index futures as global equity markets trended higher during the quarter on strong corporate earnings, and solid economic data. Smaller gains of approximately 0.3% were experienced in the agricultural markets, from long positions in sugar futures as prices trended higher during January, moving to their highest level since 1981 in response to a decline in inventories, as well as from increased ethanol demand caused by higher energy prices. A portion of these gains for the quarter was offset by losses of approximately 5.2% in the currency sector from long U.S. dollar positions versus the Swiss franc, euro, and Japanese yen as the value of the dollar moved lower during January on expectations that a string of increases in interest rates by the U.S. Federal Reserve could possible come to an end. Also pushing the value of the U.S. dollar lower against its rivals was speculation that China might move to diversify some of its U.S. dollar based assets into other currencies. Further losses were experienced during February from short positions in the Japanese yen relative to the U.S. dollar as the value of the yen increased on the release of better-than-expected Japanese machinery orders data and speculation that the Bank of Japan may move to tighten monetary policy in Japan. Additional losses during February were recorded from short positions in the Swiss
       franc versus the U.S. dollar as value of the dollar
weakened amid investor concern regarding the massive U.S. trade deficit. Currency losses were also incurred during March from long positions in the British pound relative to the U.S. dollar as the value of the pound finished lower after news that Gross Domestic Product in the United Kingdom for 2005 was weaker-than-expected. Smaller losses were experienced during March from short positions in the euro and the Swiss franc relative to the U.S. dollar as the value of these European currencies moved higher after the release of generally positive economic data from the euro-zone reinforced expectations that European interest rates would continue to rise. In the energy markets, losses of approximately 0.2% were recorded, primarily during March, from short positions in crude oil futures as prices strengthened early in the month on supply fears fueled by news of geopolitical tensions in Nigeria and Iran.


For the Quarter Ended March 31, 2005
The Partnership recorded total trading results including interest income totaling $(2,054,276) and expenses totaling $511,562, resulting in a net loss of $2,565,838 for the quarter ended March 31, 2005. The Partnership?s net asset value per Unit decreased from $4,218.77 at December 31, 2004 to $3,830.56 at March 31,
2005.

       The most significant trading losses of approximately 7.1%
were recorded in the currency markets throughout the quarter from positions in European currencies versus the U.S. dollar. During January, long positions in the euro and Swiss franc versus the U.S. dollar resulted in losses after the U.S. dollar?s value reversed sharply higher amid conflicting economic data, improvements in the U.S. trade deficit data, and speculation for higher U.S. interest rates. The U.S. dollar?s value also advanced in response to expectations that the Chinese government would announce postponement of its revaluation of the Chinese yuan for the foreseeable future. Short European currency positions against the U.S. dollar experienced additional losses during February as the U.S. dollar weakened in response to concerns for the considerable U.S. Current-Account deficit as expressed by U.S. Federal Reserve Chairman Alan Greenspan. The U.S. dollar?s value weakened further after a larger-than-expected drop in leading economic indicators and news that South Korea?s Central Bank planned to reduce its U.S. dollar currency reserve. During March, reestablished long European currency positions versus the U.S. dollar incurred losses after the value of the U.S. dollar reversed sharply higher amid an increase in U.S. interest rates and consumer prices. Additional Partnership losses of approximately 0.8% recorded in the global interest rate markets resulted during February from long positions in European and U.S. interest rate futures as prices reversed lower after positive economic data reduced investor demand for fixed-income
       investments.  Partnership losses of approximately 0.8%
were also incurred in the global stock index markets during January and March from long positions in U.S. stock index futures. During January, long positions experienced losses after prices finished the month lower amid weak consumer confidence data, concerns about higher U.S. interest rates, and the potential for deceleration in corporate profit growth. Long positions experienced additional losses during March after prices weakened throughout the month in response to higher U.S. interest rates and fears that rising energy prices would negatively impact U.S. economic growth. Smaller Partnership losses of approximately 0.2% recorded in the energy markets resulted during January, first from short futures positions in crude oil and its related products after prices reversed higher amid speculation that OPEC would move to cut production. Forecasts for cold winter weather in the Northeastern U.S. resulted in further losses from short crude oil positions, as well as in natural gas.
 Later during January, newly established long futures positions in crude oil experienced additional losses after prices declined on new rumors that OPEC would not cut production and maintain existing supply levels. A portion of the Partnership?s overall losses for the quarter was offset by gains of approximately 0.1% in the agricultural sector achieved primarily during March from long futures positions in coffee, which benefited from higher prices triggered by speculative buying and concerns for dry weather in Brazilian growing regions.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at March 31, 2006 and 2005. At March 31, 2006 and 2005, the Partnership?s total capitalization was approximately $23 million and $25 million, respectively.

Primary Market	            March 31, 2006       March 31, 2005
Risk Category	              Value at Risk        Value at Risk

Interest Rate                  (5.57)%	(0.54)%
Equity                         (1.35)	(1.74)
Currency                       (0.90)	    (1.01)
Commodity                      (0.32)	(1.08)
Aggregate Value at Risk        (6.39)%	(2.54)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from April 1, 2005 through March 31, 2006.

Primary Market Risk Category	   High		 Low		  Average
Interest Rate	(5.57)%	(0.44)%	(2.47)%

Equity	      (1.69)	(1.24)	(1.49)

Currency	(2.15)	(0.90)	(1.33)

Commodity	(1.05)	(0.32)	(0.58)

Aggregate Value at Risk	(6.39)%	(2.21)%	(3.57)%



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

       The VaR tables provided present the results of the
Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at March 31, 2005, and for the four quarter-end reporting periods from April 1, 2005 through March 31, 2006. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at Morgan Stanley DW; as of March 31, 2006, such amount is equal to approximately 90% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

       Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s Net Assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Managers for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.


The following were the primary trading risk exposures of the Partnership at March 31, 2006, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. The largest market exposure of the Partnership at March 31, 2006 was to the global interest rate sector, and was primarily spread across the U.S., European, Japanese, Australian, and Canadian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller countries - e.g., Australia. Demeter anticipates that the G-7 countries interest rates and Australian interest rates will remain the primary interest rate exposures of the Partnership for the foreseeable
       future.  The speculative futures positions held by the
Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.
Equity. The second largest market exposure of the Partnership at March 31, 2006 was to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At March 31, 2006, the Partnership?s primary exposures were to the S&P 500 (U.S.), EURO STOX 50 (Europe), NASDAQ 100 (U.S.), Hang Seng (China), DAX (Germany), DOW JONES (U.S.), CAC 40 (France), IBEX 35 (Spain), NIKKEI 225 (Japan), and RUSSELL 2000 (U.S.) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., European, and Japanese stock indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Currency. The third largest market exposure of the Partnership at March 31, 2006 was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large
       number of currencies including cross-rate ? i.e., positions between two currencies other than the U.S. dollar. At March 31, 2006, the Partnership?s major exposures were to euro, British pound, Canadian dollar, and Japanese yen currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Commodity.
Metals. At March 31, 2006, the Partnership had market exposure in the metals sector. The Partnership?s metals exposure was to fluctuations in the price of base metals, such as copper, zinc, and aluminum and precious metals, such as silver and gold. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Managers utilize the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Soft Commodities and Agriculturals. At March 31, 2006, the Partnership had market exposure to the markets that comprise these sectors. Most of the exposure was to the cotton, lean hogs, sugar, live cattle, soybean meal, wheat, and corn markets. Supply and demand inequalities, severe weather disruptions and market expectations affect price movements in these markets.

Energy. At March 31, 2006, the Partnership had market exposure in the energy sector. The Partnership?s primary energy exposure was to futures contracts in natural gas, crude oil and its related products. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in price resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2006:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at March 31, 2006 were in euros, Australian dollars, Hong Kong dollars, Swiss francs, Canadian dollars, Japanese yen, and British pounds. The Partnership controls
the non-trading risk of foreign currency balances by
regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

   (a)	As of the end of the period covered by this quarterly
report, the President and Chief Financial Officer of Demeter, the general partner of the Partnership, have evaluated the effectiveness of the Partnership?s disclosure controls and procedures (as defined in Rules
       13a?15(e) and 15d?15(e) of the Exchange Act), and
have judged such controls and procedures to be effective.

   (b)	There have been no material changes during the period
covered by this quarterly report in the Partnership?s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


       PART II.  OTHER INFORMATION

Item 1A. RISK FACTORS

Information regarding risk factors appears in Item 2. ?Management?s Discussion and Analysis of Financial Condition and Results of Operations? and Item 3. ?Quantitative and Qualitative Disclosures about Market Risk? of this Form 10-Q. There have been no other material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2005.


Item 5. OTHER INFORMATION
Management. In connection with the election of new directors to the Board of Directors of Demeter, the following information updates the disclosures in the Partnership?s Form 8-K filed on March 27, 2006 and Form 8-K filed on April 5, 2006:

On April 11, 2006, the National Futures Association approved Mr.
Richard Gueren as a director of Demeter.


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



				         Dean Witter Cornerstone Fund III
				         (Registrant)

                     By:   Demeter Management Corporation
                           (General Partner)

May 15, 2006         By:   /s/Kevin Perry
                              Kevin Perry
                              Chief Financial Officer







The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.







1259: