Form 10-Q
period 2006-06-30
MORGAN STANLEY CORNERSTONE FUND III L.P.
filed 2006-08-10
CIK 737000

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the quarterly period ended June 30, 2006 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from               to __________________


Commission File No. 0-13299

	MORGAN STANLEY CORNERSTONE FUND III L.P.

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

Dean Witter Cornerstone Fund III



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


	       <table> MORGAN STANLEY CORNERSTONE FUND III L.P.

(formerly, Dean Witter Cornerstone Fund III)

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	June 30, 2006




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of June 30, 2006
		(Unaudited) and December 31, 2005..........................2

		Statements of Operations for the Three and Six Months
		Ended June 30, 2006 and 2005 (Unaudited)...................3

		Statements of Changes in Partners? Capital for the
		Six Months Ended June 30, 2006 and 2005 	(Unaudited)........4

		Statements of Cash Flows for the Six Months Ended
		June 30, 2006 and 2005 (Unaudited).........................5

		Notes to Financial Statements (Unaudited)...............6-11

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations.......12-27

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................28-41

Item 4.	Controls and Procedures................................41


PART II. OTHER INFORMATION

Item 1A.Risk Factors...........................................42

Item 5.	Other Information......................................42

Item 6.	Exhibits...............................................43



       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MORGAN STANLEY CORNERSTONE FUND III L.P.
(formerly, Dean Witter Cornerstone Fund III)
STATEMENTS OF FINANCIAL CONDITION
	                     June 30,	    December  31,
	      2006     	         2005
	                      $	      $
	                     (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Unrestricted cash	20,756,875	21,002,788
	Restricted cash	    1,602,528	    1,409,104

	     Total cash	   22,359,403	   22,411,892

	Net unrealized gain on open contracts (MS&Co.)	548,631       	        271,196
	Net unrealized gain on open contracts (MSIL)	       107,884	       599,935

	     Total net unrealized gain on open contracts	       656,515	        871,131

	     Total Trading Equity	23,015,918  	23,283,023

Interest receivable (Morgan Stanley DW)	               74,314	          61,652
Due from Morgan Stanley DW	         59,385	         41,210

	     Total Assets	   23,149,617	  23,385,885

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	238,212	247,236
Accrued administrative expenses	95,452	112,360
Accrued management fees	          67,241	         67,881

	     Total Liabilities	        400,905	       427,477

Partners? Capital

Limited Partners (5,317.999 and
	5,693.493 Units, respectively)	22,318,475	22,552,335
General Partner 102.516 Units		       430,237	       406,073

	     Total Partners? Capital	   22,748,712	  22,958,408

	     Total Liabilities and Partners? Capital                                               	   23,149,617	  23,385,885
NET ASSET VALUE PER UNIT	       4,196.78	      3,961.07

	The accompanying notes are an integral part of these financial statements.

       <table>
MORGAN STANLEY CORNERSTONE FUND III L.P.
(formerly, Dean Witter Cornerstone Fund III)
STATEMENTS OF OPERATIONS
(Unaudited)


                         For the Three Months	                            For the Six Months
  	                        Ended June 30,        	                  Ended June 30,


                         2006   	         2005    	       2006   	    2005
                          $	            $	           $ 	 $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)	   224,853		    137,494 		   426,710		          268,458

EXPENSES
	Brokerage commissions (Morgan Stanley DW)	259,127	210,833	525,092		470,626
	Management fees	      207,676	    207,710	410,493 		   430,025
	Transaction fees and costs	21,711	        9,937    	44,217		       22,391
	Common administrative expenses	     23,000		      18,000 		    43,000		             35,000

		   Total Expenses 	    511,514	    446,480	1,022,802		      958,042

NET INVESTMENT LOSS 	   (286,661)	   (308,986)	  (596,092)		    (689,584)

TRADING RESULTS
Trading profit (loss):
	Realized	1,049,645 	(665,453)	2,158,805		(2,527,256)
	Net change in unrealized	   (194,712)	    347,554 	    (214,616)		           24,117

		  Total Trading Results	    854,933	    (317,899)	  1,944,189		   (2,503,139)

NET INCOME (LOSS)	    568,272	    (626,885)	    1,348,097		   (3,192,723)

NET INCOME (LOSS) ALLOCATION

	Limited Partners	558,129	  (617,089)	1,323,933		(3,143,130)
	General Partner 	10,143	(9,796)	24,164		(49,593)


NET INCOME (LOSS) PER UNIT

	Limited Partners                                                  	98.94	            (95.55)	235.71		(483.76)
	General Partner                                                   	98.94	            (95.55)	235.71	(483.76)




	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY CORNERSTONE FUND III L.P.
(formerly, Dean Witter Cornerstone Fund III)
STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
For the Six Months Ended June 30, 2006 and 2005
(Unaudited)




                                                              	Units of
	Partnership	Limited	General
	     Interest   	  Partners  	   Partner   	     Total
		$	$	$
Partners? Capital,
December 31, 2004	6,615.512	27,476,835	432,491	27,909,326

Net Loss	?	(3,143,130)	(49,593)	(3,192,723)

Redemptions	   (316.507)	     (1,189,746) 	        ?  	      	     (1,189,746)

Partners? Capital,
June 30, 2005	           6,299.005	  23,143,959	             382,898	 23,526,857





Partners? Capital,
December 31, 2005	5,796.009	22,552,335	406,073	22,958,408

Net Income	?	1,323,933	24,164	1,348,097

Redemptions	   (375.494)	     (1,557,793) 	        ?  	      	     (1,557,793)

Partners? Capital,
June 30, 2006	           5,420.515	  22,318,475	             430,237	 22,748,712












The accompanying notes are an integral part of these financial statements.



       <table> MORGAN STANLEY CORNERSTONE FUND III L.P.
(formerly, Dean Witter Cornerstone Fund III)
	STATEMENTS OF CASH FLOWS
(Unaudited)


	         For the Six Months Ended June 30,

	      2006     	      2005
	    $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	   1,348,097		(3,192,723)
Noncash item included in net income (loss):
	Net change in unrealized		214,616   	(24,117)

(Increase) decrease in operating assets:
	Restricted cash		(193,424)	1,314,852
	Interest receivable (Morgan Stanley DW)	 	     (12,662)	(6,309)
	Due from Morgan Stanley DW                                                 	      	(18,175)	11,337

Decrease in operating liabilities:
	Accrued administrative expenses	 (16,908)	(10,602)
	Accrued management fees                                               		            (640)	         (12,857)

Net cash provided by (used for) operating activities  		     1,320,904	     (1,920,419)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid for redemptions of Units		   (1,566,817)	    (1,202,867)

Net cash used for financing activities               	    (1,566,817)	    (1,202,867)

Net decrease in unrestricted cash 	(245,913)	(3,123,286)

Unrestricted cash at beginning of period          	    21,002,788	    24,763,854

Unrestricted cash at end of period    		   20,756,875	   21,640,568







	The accompanying notes are an integral part of these financial statements.





       MORGAN STANLEY CORNERSTONE FUND III L.P.
(formerly, Dean Witter Cornerstone Fund III)
NOTES TO FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Cornerstone Fund III L.P. (formerly known as Dean Witter Cornerstone Fund III) (the ?Partnership?). The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2005 Annual Report on Form 10-K. Certain prior year amounts relating to cash balances were reclassified on the Statements of Financial Condition and the related Statements of Cash Flows to conform to 2006 presentation. Such reclassifications have no impact on the Partnership?s reported net income (loss).

1.  Organization
Morgan Stanley Cornerstone Fund III L.P. (formerly known as Dean Witter Cornerstone Fund III) is a New York limited partnership organized in 1983 to engage in the speculative trading of futures contracts, options on futures contracts, and forward contracts on foreign currencies and other commodity interests. The Partnership is one of the Morgan Stanley Cornerstone Funds, comprised of the Partnership, Morgan Stanley Cornerstone Fund II L.P., and Morgan Stanley Cornerstone Fund IV L.P.
       MORGAN STANLEY CORNERSTONE FUND III L.P.
(formerly, Dean Witter Cornerstone Fund III)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Effective July 21, 2006, Dean Witter Cornerstone Fund III was renamed to Morgan Stanley Cornerstone Fund III L.P.

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


       MORGAN STANLEY CORNERSTONE FUND III L.P.
(formerly, Dean Witter Cornerstone Fund III)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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





       MORGAN STANLEY CORNERSTONE FUND III L.P.
(formerly, Dean Witter Cornerstone Fund III)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The net unrealized gains (losses) on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Statements of Financial Condition, and their longest contract maturities were as follows:
       MORGAN STANLEY CORNERSTONE FUND III L.P.
(formerly, Dean Witter Cornerstone Fund III)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

	Net Unrealized Gains/(Losses)
	on Open Contracts	Longest Maturities
		Off-			Off-
	Exchange-	Exchange-		Exchange-	Exchange-
Date	 Traded  	  Traded   	Total	 Traded  	 Traded
	 $	  $	$

Jun. 30, 2006	778,891	(122,376)	656,515	Dec. 2007	Sep. 2006
Dec. 31, 2005	730,649	140,482	871,131	Jun. 2007	Mar. 2006

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.




The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership?s exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity

       MORGAN STANLEY CORNERSTONE FUND III L.P.
(formerly, Dean Witter Cornerstone Fund III)
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts, which funds, in the aggregate, totaled $23,138,294 and $23,142,541 at June 30, 2006 and December 31, 2005, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership?s and MS & Co.?s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS & Co.?s bankruptcy or insolvency.


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

Results of Operations
General. The Partnership?s results depend on the Trading Managers and the ability of each Trading Manager?s trading program(s) to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership?s operations for the three and six month periods ended June 30, 2006 and 2005, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Managers trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Managers or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Managers? trading activities on
       behalf of the Partnership during the period in question.
Past performance is no guarantee of future results.

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

For the Three and Six Months Ended June 30, 2006
The Partnership recorded total trading results including interest income totaling $1,079,786 and expenses totaling $511,514, resulting in net income of $568,272 for the three months ended
June 30, 2006. The Partnership?s net asset value per Unit increased from $4,097.84 at March 31, 2006 to $4,196.78 at June
30, 2006.

The most significant trading gains of approximately 4.6% were recorded in the global interest rate futures markets from short positions in U.S. and German fixed-income futures as prices trended lower. In the U.S., prices declined following the release of stronger-than-expected economic data. Similarly in Germany, rising equity prices and strong economic growth pressured German fixed-income futures prices lower. U.S. fixed-income futures prices continued to move lower into May amid higher-than-forecasted manufacturing and construction data and a sixteenth consecutive interest rate hike by the U.S. Federal Reserve. Smaller gains of approximately 2.5% were recorded in the metals markets, during April and May, from long futures positions in aluminum, zinc and copper as prices rallied sharply on strong global industrial demand, particularly from the U.S., China, and India, and reports of decreasing inventories. Additional gains
       were experienced from long positions in gold and silver futures during April and May as prices reached 25-year highs, benefiting from strong demand and lagging supply. Additionally, higher demand for precious metals was supported by continued geopolitical concerns regarding Iran?s nuclear program, inflation concerns due to high energy prices, and solid global economic growth. A portion of the Partnership?s gains in the second quarter was partially offset by losses of approximately 2.5% incurred in the global equity index market from long positions in U.S., European and Japanese stock index futures as equity prices reversed lower during May and continued falling into June. The weakness in the equity markets was attributed to inflation fears and uncertainty regarding global interest rate policies. Within the Asian equity index markets, long positions incurred losses as prices suffered a heavy sell-off on investor concerns that a global economic slowdown will negatively affect Japan?s export-driven economy. Losses of approximately 1.3% were incurred in the agricultural complex from short futures positions in corn as prices moved higher during May on news of strong demand and bullish export data. Newly established long positions in corn futures resulted in additional losses during June as prices reversed lower on favorable weather conditions in the U.S. Midwest and reports of improved crop conditions. Elsewhere in the agricultural markets, long positions in wheat futures incurred losses as prices reversed lower in June due to positive weather forecasts in the U.S. wheat belt. Additional losses of approximately 0.8% were recorded in the currency sector from short positions in the Japanese yen, Swiss franc, and Australian dollar as the value of the U.S. dollar weakened on news that foreign central banks, including Russia, Sweden, and several Middle Eastern central banks, were diversifying their currency reserves away from the U.S. dollar. Also pressuring the value of the U.S. dollar lower were concerns over the steep U.S. trade deficit and speculation that the U.S. Federal Reserve may be near the end of its interest rate tightening campaign. In addition to the U.S. dollar weakening, the Japanese yen strengthened on speculation of a possible Bank of Japan interest rate hike, while the Swiss franc moved higher on the political tensions in the Middle East, which increased the demand for the ?safe-haven? currency. The Australian dollar also moved higher on an unexpected interest rate hike by the Reserve Bank of Australia in May. Smaller losses of approximately 0.6% were experienced in the energy sector from short futures positions in crude oil during April as prices increased sharply on strong demand, concerns of supply disruptions as tensions mounted between the U.S. and Iran, and limited production ability. Newly established long positions in crude oil futures also experienced losses as prices fell during May and June after supply data from the U.S. Department of Energy showed crude oil inventory levels at an eight-year high, on news of the death of Iraqi insurgent leader Abu Musab al-Zarqawi and positive steps taken regarding the nuclear standoff between the U.S. and Iran.
       The Partnership recorded total trading results including interest income totaling $2,370,899 and expenses totaling $1,022,802, resulting in net income of $1,348,097 for the six
months ended June 30, 2006.    The Partnership?s net asset value
per Unit increased from $3,961.07 at December 31, 2005 to
$4,196.78      at June 30, 2006.

The most significant trading gains of approximately 8.0% were recorded in the global interest rate markets from short positions in U.S., European, and Japanese interest rate futures as global bond prices trended lower throughout a majority of the first quarter amid strength in regional equity markets and investor sentiment that interest rates in the United States, the European Union, and Japan will rise. U.S. fixed-income futures continued to move lower into April following the release of stronger-than-expected U.S. economic data. Similarly in Europe, rising equity prices, strong economic growth, and concerns about rising oil prices pressured European fixed-income futures prices lower. U.S. fixed-income prices also fell in May amid higher-than-forecasted manufacturing and construction data and a sixteenth consecutive interest rate hike by the U.S. Federal Reserve. Gains of approximately 4.7% resulted in the metals markets from long futures positions in aluminum, copper and zinc as base metals prices rallied from March until May on strong global demand and on reports of falling inventories. Long positions in gold and silver futures also experienced gains as gold prices reached 25-
       year highs, benefiting from strong demand and lagging supply. Additionally, higher demand for precious metals was supported by continued geopolitical concerns regarding Iran?s nuclear program, inflation concerns due to high energy prices, and solid global economic growth. A portion of the Partnership?s gains in the first six months of the year was offset by losses of approximately 5.9% incurred in the currency sector from short positions in the Japanese yen, Swiss franc and Australian dollar versus the U.S. dollar. During April and May the U.S. dollar moved lower on news that foreign central banks are beginning to diversify their currency reserves away from U.S. dollar-denominated assets as well as uncertainty regarding the future of the U.S. Federal Reserve?s interest rate tightening campaign. The Japanese yen and Swiss franc also moved higher against the U.S. dollar during January and February as strong economic data out of the two regions increased speculation that the Bank of Japan and European Central Bank may raise interest rates. During April, the Japanese yen strengthened on speculation of a possible Bank of Japan interest rate hike, while the Swiss franc moved higher on the political tensions in the Middle East, which increased the demand for the safe-haven currency. The Australian dollar also moved higher on an unexpected interest rate hike by the Reserve Bank of Australia in May. Within the agricultural complex, losses of approximately 1.0% were experienced from long positions in wheat futures as prices declined in June amid positive weather forecasts in the U.S. wheat belt. Elsewhere in the agricultural
       complex, short futures positions in corn experienced
losses as prices moved higher during May on news of strong demand and bullish export data. Newly established long positions in corn futures resulted in additional losses during June as prices reversed lower on favorable weather conditions in the U.S. Midwest and reports of improved crop conditions. Losses of approximately 0.7% were recorded in the energy sector from short futures positions in crude oil and its related products as prices strengthened in March and April on strong demand, concerns of supply disruptions as tensions mounted between the U.S. and Iran, and limited production ability. Newly established long futures positions in crude oil and its related products also experienced losses as prices reversed lower during May after supply data from the U.S. Department of Energy showed crude oil inventory levels at an eight-year high. Crude oil prices continued to fall into June on news of the death of Iraqi insurgent leader Abu Musab al-Zarqawi and positive steps taken regarding the nuclear standoff between the U.S. and Iran. Smaller losses of approximately 0.7% were incurred in the global stock index sector from long positions in U.S. and Japanese stock index futures as equity prices reversed lower during May and continued falling into June. The weakness in the equity markets was attributed to inflation fears and uncertainty regarding global interest rate policies. Within the Asian equity index markets, long futures positions incurred losses as prices suffered a heavy sell-off on investor
       concern that a global economic slowdown will negatively affect Japan?s export-driven economy.

For the Three and Six Months Ended June 30, 2005
The Partnership recorded total trading results including interest income totaling $(180,405) and expenses totaling $446,480, resulting in a net loss of $626,885 for the three months ended
June 30, 2005. The Partnership?s net asset value per Unit decreased from $3,830.56 at March 31, 2005 to $3,735.01 at June
30, 2005.

The most significant trading losses of approximately 2.8% were recorded in the metals markets from long futures positions in base and precious metals held during April and May, as well as from positions held during June. During April and May, losses resulted from long futures positions in base metals, particularly aluminum, copper, and zinc, as prices fell due to news of increases in supply, fears that a slowing global economy would weaken demand, and a higher U.S. dollar. During June, short futures positions in gold incurred losses after prices reversed higher amid technically-based buying, while additional losses resulted from long futures positions in copper after prices declined due to a stronger U.S. dollar and news of decreased demand. Additional Partnership losses of approximately 1.7% were recorded in the energy markets primarily during April and June from positions in crude oil, its related products, and natural
       gas.  During April, long futures positions in crude oil and its related products recorded losses as prices reversed lower amid greater refinery production and slower growth in demand. Losses also resulted from long positions in natural gas as prices declined with crude oil prices. During June, short natural gas positions experienced losses as prices reversed higher on supply fears prompted by a tropical storm in the Gulf of Mexico. Short crude oil positions also experienced losses after prices increased due to news of weak supply. Further losses were recorded later in June from newly established long crude oil positions as prices reversed lower on news of rising supplies and solid refinery output. Losses of approximately 1.6% resulted in the agricultural markets primarily during May and June from long futures positions in soybeans, its related products, coffee, and cotton. During May, losses resulted as coffee prices decreased after it was reported that global supplies were currently sufficient to meet world demand, while cotton prices fell on supply increases. During June, losses were experienced after prices for soybeans and its related products moved lower on news of greater crop yields, while coffee prices moved lower amid news of growth in exports. Partnership losses of approximately 1.2% experienced in the global stock index markets resulted during April from long positions in Pacific Rim and European stock index futures as equity prices declined amid concerns for global economic growth and higher oil prices. Long positions in U.S. stock index futures contributed to losses during June as prices
       weakened later in the month in response to similar
concerns regarding global economic strength. A portion of the Partner-ship?s overall losses for the quarter was offset by gains of approximately 3.7% achieved in the global interest rate markets during May and June from long positions in European interest rate futures. During May and June, prices moved higher amid increased investor demand for safe-haven investments amid uncertainty regarding significant hedge fund trading losses, European Central Bank rejections for increases in interest rates, concerns for Europe?s integration process, and higher oil prices. Additional Partnership gains of approximately 1.7% resulted in the currency markets primarily during June from short positions in the euro and Swiss franc versus the U.S. dollar as the U.S. dollar?s value benefited from euro-weakness resulting from market pessimism for Europe?s integration and the release of weak European economic data. Also supporting the U.S. dollar was the release of better-than-expected U.S. trade statistics and the ninth consecutive quarter-point interest rate hike by the U.S. Federal Reserve.

The Partnership recorded total trading results including interest income totaling $(2,234,681) and expenses totaling $958,042, resulting in a net loss of $3,192,723 for the six months ended June 30, 2005. The Partnership?s net asset value per Unit decreased from $4,218.77 at December 31, 2004 to $3,735.01 at June 30, 2005.

The most significant trading losses of approximately 5.5% were recorded in the currency markets primarily during the first quarter from positions in European currencies versus the U.S. dollar. During January, long positions in the euro versus the U.S. dollar resulted in losses after the U.S. dollar?s value reversed higher amid improvements in the U.S. trade deficit data, speculation for higher U.S. interest rates, and expectations that the Chinese government would postpone its revaluation of the Chinese yuan. Short euro positions against the U.S. dollar experienced losses during February as the U.S. dollar weakened in response to concerns for the U.S. Current-Account deficit, a larger-than-expected drop in leading economic indicators, and news that South Korea?s Central Bank planned to reduce its U.S. dollar currency reserve. During March, re-established long euro positions versus the U.S. dollar incurred losses after the U.S. dollar?s value reversed higher amid an increase in U.S. interest rates and consumer prices. Long British pound positions versus the U.S. dollar contributed to losses as the pound?s value weakened primarily during May. Additional losses of approxi-mately 2.8% were recorded in the metals markets primarily during the second quarter from long futures positions in base and precious metals held during April and May, as well as positions held during June. During April and May, losses resulted from long futures positions in base metals as prices fell due to news of increases in supply, fears that a slowing global economy would
       weaken demand, and a higher U.S. dollar.  During June, short futures positions in gold incurred losses after prices reversed higher amid technically-based buying, while additional losses resulted from long futures positions in copper after prices declined due to a stronger U.S. dollar and news of decreased demand. Partnership losses of approximately 2.0% were incurred in the global stock indices from long positions in U.S. stock index futures held during January and March, and long Pacific Rim stock index futures held during April. During January, U.S. equities finished the month lower amid weak consumer confidence data, concerns about higher U.S. interest rates, and the potential for deceleration in corporate profit growth. Equity prices weakened further during March in response to higher U.S. interest rates and fears that rising energy prices would negatively impact U.S. economic growth. During April, Pacific Rim equity prices weakened amid economic growth concerns and higher oil prices. The Partnership experienced losses of approximately 1.9% in the energy markets primarily during the second quarter from long futures positions in crude oil and its related products as prices reversed lower amid greater refinery production, slower demand growth forecasts, and signs of slower economic growth. Losses also resulted from long positions in natural gas as prices declined with crude oil prices. Later in the quarter, losses stemmed from short natural gas and crude oil positions after prices reversed higher on supply worries, while further losses were recorded in late June from newly established
       long crude oil positions as prices reversed lower in
response to news of rising supplies and solid refinery output.
In the agricultural markets, losses of approximately 1.5% were experienced during the second quarter from long futures positions in soybeans, its related products, and cotton. During May, losses resulted as cotton prices fell on supply increases, and during June, losses were experienced after prices for soybeans and its related products moved lower on news of greater crop yields. A portion of the Partnership?s overall losses during the first six months of the year was offset by gains of approximately 2.8% in the global interest rate markets from long positions in European interest rate futures. During May, prices rose amid increased investor demand for safe-haven investments. Prices continued to trend higher during June supported by the European Central Bank?s decision to maintain Europe?s key interest rate, a reduction in Swiss interest rates, the release of weaker-than-expected French economic data, and higher oil prices.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at June 30, 2006 and 2005. At
June 30, 2006 and 2005, the Partnership?s total capitalization was approximately $23 million and $24 million, respectively.

Primary Market	            June 30, 2006        June 30, 2005
Risk Category	              Value at Risk        Value at Risk

Interest Rate                  (1.74)%	(3.30)%
Currency                       (0.68)	    (2.15)
Equity                         (0.55)	    (1.68)
Commodity                      (0.21)	(0.35)
Aggregate Value at Risk        (1.67)%	(3.41)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from July 1, 2005 through June 30, 2006.

Primary Market Risk Category	   High		 Low		  Average
Interest Rate	(5.57)%	(0.44)%	(2.08)%

Currency	(1.16)	(0.68)	(0.96)

Equity	      (1.69)	(0.55)	(1.21)

Commodity	(1.05)	(0.21)	(0.55)

Aggregate Value at Risk	(6.39)%	(1.67)%	(3.13)%



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

       The VaR tables provided present the results of the
Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at June 30, 2005, and for the four quarter-end reporting periods from July 1, 2005 through June 30, 2006. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at Morgan Stanley DW; as of June 30, 2006, such amount is equal to approximately 94% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at June 30, 2006, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. The largest market exposure of the Partnership at June 30, 2006 was to the global interest rate sector, and was primarily spread across the U.S., European, Japanese, Australian, and Canadian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller countries - e.g., Australia. Demeter anticipates that the G-7 countries? interest rates and Australian interest rates will remain the primary interest rate exposures of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership
       may range from short to long-term instruments.
Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Currency. The second largest market exposure of the Partnership at June 30, 2006 was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions, influence these fluctuations. The Partnership trades a large number of currencies including cross-rate ? i.e., positions between two currencies other than the U.S. dollar. At June 30, 2006, the Partnership?s major exposures were to euro, British pound, Swiss franc, and Japanese yen currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Equity. The third largest market exposure of the Partnership at June 30, 2006 was to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At June 30, 2006, the Partnership?s primary exposures were to the NASDAQ 100 (U.S.), S&P 500 (U.S.), TOPIX (Japan), NIKKEI 225 (Japan), EURO STOX 50 (Europe), and CAC 40 (France) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., European, and Japanese stock indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Commodity.
Energy. At June 30, 2006, the Partnership had market exposure in the energy sector. The Partnership?s primary energy exposure was to futures contracts in crude oil and its related products. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future.

Soft Commodities and Agriculturals.  At June 30, 2006, the
Partnership had market exposure to the markets that comprise these sectors. Most of the exposure was to the corn, coffee, cotton, sugar, and soybean meal markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.
       Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2006:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at June 30, 2006 were in euros, British pounds, Japanese yen, Hong Kong dollars, Australian dollars, Swiss francs, and Canadian dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

       Demeter monitors and controls the risk of the Partnership?s non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Managers.


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


       PART II.  OTHER INFORMATION

Item 1A. RISK FACTORS

Information regarding risk factors appears in Item 2. ?Management?s Discussion and Analysis of Financial Condition and Results of Operations? and Item 3. ?Quantitative and Qualitative Disclosures about Market Risk? of this Form 10-Q. There have been no other material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2005 and the Partnership?s Report on Form 10-Q for the quarter ended March 31, 2006.


Item 5. OTHER INFORMATION
Management. In connection with the election of new directors to the Board of Directors of Demeter, the following information updates the disclosures in the Partnership?s Form 8-K filed on March 27, 2006 and Form 8-K filed on April 5, 2006:

On May 11, 2006, the National Futures Association approved Mr.
Walter Davis, Mr. Michael McGrath, and Mr. Andrew Saperstein as directors of Demeter.

On July 20, 2006, the National Futures Association approved Mr.
Walter Davis as an associated person of Demeter.

Effective July 21, 2006, Dean Witter Cornerstone Fund III was renamed to Morgan Stanley Cornerstone Fund III L.P.

Item 6.  EXHIBITS

31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.
31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
Partnership, pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002.
32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to 18 U.S.C. Section 1350, as adopted pursuant
to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



				         Morgan Stanley Cornerstone Fund III L.P.
				         (Registrant)

                     By:   Demeter Management Corporation
                           (General Partner)

August 14, 2006      By:   /s/Kevin Perry
                              Kevin Perry
                              Chief Financial Officer







The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.



1422: