Form 10-Q
period 2006-09-30
MORGAN STANLEY CORNERSTONE FUND III L.P.
filed 2006-11-13
CIK 737000

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended September 30, 2006 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ?accelerated filer and large accelerated filer? in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer___Accelerated filer____Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___ No X


       <table> 	MORGAN STANLEY CORNERSTONE FUND III L.P.

(formerly, Dean Witter Cornerstone Fund III)

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2006




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of September 30, 2006
		(Unaudited) and December 31, 2005..........................2

		Statements of Operations for the Three and Nine Months
		Ended September 30, 2006 and 2005 (Unaudited)..............3

		Statements of Changes in Partners? Capital for the
		Nine Months Ended September 30, 2006 and 2005 	(Unaudited)..4

		Statements of Cash Flows for the Nine Months Ended
		September 30, 2006 and 2005 (Unaudited)....................5

		Notes to Financial Statements (Unaudited)...............6-12

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations.......13-28

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................29-42

Item 4.	Controls and Procedures.............................42-43


PART II. OTHER INFORMATION

Item 1A.Risk Factors...........................................44

Item 5.	Other Information...................................44-45

Item 6.	Exhibits...............................................46



       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MORGAN STANLEY CORNERSTONE FUND III L.P.
(formerly, Dean Witter Cornerstone Fund III)
STATEMENTS OF FINANCIAL CONDITION
	                  September 30,	    December  31,
	      2006     	         2005
	                      $	      $
	                     (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Unrestricted cash	18,912,836	21,002,788
	Restricted cash	    1,616,956	    1,409,104

	     Total cash	  20,529,792	   22,411,892

	Net unrealized gain on open contracts (MS&Co.)	       218,902	        271,196
	Net unrealized gain (loss) on open contracts (MSIL)	          (4,469)	       599,935

	     Total net unrealized gain on open contracts	      214,433	        871,131

	     Total Trading Equity	20,744,225  	23,283,023

Interest receivable (Morgan Stanley DW)	               67,317	          61,652
Due from Morgan Stanley DW	         24,035	         41,210

	     Total Assets	  20,835,577	  23,385,885

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	340,459	247,236
Accrued administrative expenses	97,570	112,360
Accrued management fees	        60,486	         67,881

	     Total Liabilities	      498,515	       427,477

Partners? Capital

Limited Partners (5,102.960 and
	5,693.493 Units, respectively)	19,936,547	22,552,335
General Partner (102.516) Units		      400,515	       406,073

	     Total Partners? Capital	   20,337,062 	  22,958,408

	     Total Liabilities and Partners? Capital                                               	   20,835,577	  23,385,885

NET ASSET VALUE PER UNIT	       3,906.86	      3,961.07

	The accompanying notes are an integral part of these financial statements.

       <table>
MORGAN STANLEY CORNERSTONE FUND III L.P.
(formerly, Dean Witter Cornerstone Fund III)
STATEMENTS OF OPERATIONS
(Unaudited)


                                       For the Three Months	                         For the Nine  Months
  	                        Ended September 30,        	           Ended September 30,


                           2006   	         2005    	       2006   	    2005
                            $	                 $	           $ 	 $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)	   214,077		    155,165 		   640,787		          423,623

EXPENSES
	Brokerage commissions (Morgan Stanley DW)	278,702	233,398	803,794		704,024
	Management fees	      185,608	    201,381	596,101 		   631,406
	Common administrative expenses	     25,000	        15,000    	      68,000		       50,000
	Transaction fees and costs	     16,239		      13,491 		     60,456		             35,882

		   Total Expenses 	   505,549	    463,270	 1,528,351		    1,421,312

NET INVESTMENT LOSS 	   (291,472)	   (308,105)	   (887,564)		    (997,689)

TRADING RESULTS
Trading profit (loss):
	Realized	 (830,653)	528,847	1,328,152		(1,998,409)
	Net change in unrealized	   (442,082)	    (101,787) 	   (656,698)		          (77,670)

		  Total Trading Results	 (1,272,735)	    427,060	    671,454		   (2,076,079)

NET INCOME (LOSS)	  (1,564,207)	    118,955	   (216,110)		   (3,073,768)

NET INCOME (LOSS) ALLOCATION

	Limited Partners	(1,534,485)	  116,760	(210,552)		(3,026,370)
	General Partner 	(29,722)	2,195	(5,558)		(47,398)


NET INCOME (LOSS) PER UNIT

	Limited Partners                                          	(289.92)               21.41	(54.21)
	(462.35)
	General Partner                                           	   (289.92)	          21.41		(54.21)	(462.35)



	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY CORNERSTONE FUND III L.P.
(formerly, Dean Witter Cornerstone Fund III)
STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
For the Nine Months Ended September 30, 2006 and 2005
(Unaudited)




                                                              	Units of
	Partnership	Limited	General
	     Interest   	  Partners  	   Partner   	     Total
		$	$	$
Partners? Capital,
December 31, 2004	6,615.512	27,476,835	432,491	27,909,326

Net Loss	?	(3,026,370)	(47,398)	(3,073,768)

Redemptions	   (616.835)	   (2,302,030) 	            ?   	 (2,302,030)

Partners? Capital,
September 30, 2005                                      5,998.677	  22,148,435	              385,093	22,533,528




Partners? Capital,
December 31, 2005	 5,796.009	22,552,335	406,073	22,958,408

Net Loss	    ?	(210,552)	(5,558)	(216,110)

Redemptions	  (590.533)	   (2,405,236) 	            ?   	 (2,405,236)

Partners? Capital,
September 30, 2006                                      5,205.476	  19,936,547	              400,515	20,337,062











The accompanying notes are an integral part of these financial statements.


       <table> MORGAN STANLEY CORNERSTONE FUND III L.P.
(formerly, Dean Witter Cornerstone Fund III)
	STATEMENTS OF CASH FLOWS
(Unaudited)


	         For the Nine Months Ended September 30,

	        2006     	      2005
	       $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		(216,110)		(3,073,768)
Noncash item included in net loss:
	Net change in unrealized	   656,698	   	77,670

(Increase) decrease in operating assets:
	Restricted cash	(207,852)	1,500,163
	Interest receivable (Morgan Stanley DW)	(5,665) 	(11,412)

	Due from Morgan Stanley DW	17,175		15,120

Decrease in operating liabilities:
	Accrued administrative expenses 	       (14,790)		         (17,594)
	Accrued management fees 	         (7,395)		        (15,418)

Net cash provided by (used for) operating activities  	       222,061	 	     (1,525,239)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid for redemptions of Units	   (2,312,013)		    (2,196,930)

Net cash used for financing activities               	  (2,312,013)	    (2,196,930)

Net decrease in unrestricted cash 	(2,089,952)	(3,722,169)

Unrestricted cash at beginning of period          	  21,002,788	   24,763,854

Unrestricted cash at end of period    	  18,912,836
21,041,685







	The accompanying notes are an integral part of these financial statements.





       MORGAN STANLEY CORNERSTONE FUND III L.P.
(formerly, Dean Witter Cornerstone Fund III)
NOTES TO FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Cornerstone Fund III L.P. (formerly known as Dean Witter Cornerstone Fund III) (the ?Partnership?). The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2005 Annual Report on Form 10-
K. Certain prior year amounts relating to cash balances were reclassified on the Statements of Financial Condition and the related Statements of Cash Flows to conform to 2006 presentation. Such reclassifications have no impact on the Partnership?s reported net income (loss).

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

Generally, derivatives include futures, forward, swap or options contracts, and other financial instruments with similar characteristics such as caps, floors, and collars.

The net unrealized gains on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Statements of Financial Condition, and their longest contract maturities were as follows:
       MORGAN STANLEY CORNERSTONE FUND III L.P.
(formerly, Dean Witter Cornerstone Fund III)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

	Net Unrealized Gains
	on Open Contracts	Longest Maturities
		Off-			Off-
	Exchange-	Exchange-		Exchange-	Exchange-
Date	 Traded  	  Traded   	Total	 Traded  	 Traded
	 $	  $	$

Sep. 30, 2006	179,627	34,806	214,433	Mar. 2008	Dec. 2006
Dec. 31, 2005	730,649	140,482	871,131	Jun. 2007	Mar. 2006

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.




The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership?s exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity

       MORGAN STANLEY CORNERSTONE FUND III L.P.
(formerly, Dean Witter Cornerstone Fund III)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts, which funds, in the aggregate, totaled $20,709,419 and $23,142,541 at September 30, 2006 and December 31, 2005, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership?s and MS & Co.?s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS & Co.?s bankruptcy or insolvency.

       MORGAN STANLEY CORNERSTONE FUND III L.P.
(formerly, Dean Witter Cornerstone Fund III)
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

4.  New Accounting Developments
In July 2006, the FASB issued FASB Interpretation No. 48, ?Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109? (?FIN 48?). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company?s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for the Partnership as of January 1, 2007. The Partnership is cur-rently evaluating the potential impact of adopting FIN 48.

In September 2006, the FASB issued SFAS No. 157, ?Fair Value Measurements? (?SFAS No. 157?). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Partnership as of January 1, 2008 . The Partner-ship is currently evaluating the potential impact of adopting SFAS No. 157.

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

Capital Resources. The Partnership does not have, nor does it expect to have, any capital assets. Redemptions of units of limited partnership interest (?Unit(s)?) in the future will affect the amount of funds available for investments in futures, forwards, and options in subsequent periods. It is not possible
       to estimate the amount, and therefore the impact, of future outflows of Units.

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

Results of Operations
General. The Partnership?s results depend on the Trading Managers and the ability of each Trading Manager?s trading program(s) to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership?s operations for the three and nine month periods ended September 30, 2006 and 2005, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Managers trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Managers or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Managers? trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership?s results of operations set forth in the financial statements on pages 2 through 12 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit
(loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, and brokerage commissions, and transaction fees and costs of the Partnership are recorded on an accrual basis.

       Demeter believes that, based on the nature of the
operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three and Nine Months Ended September 30, 2006
The Partnership recorded total trading results including interest income totaling $(1,058,658) and expenses totaling $505,549, resulting in a net loss of $1,564,207 for the three months ended September 30, 2006. The Partnership?s net asset value per Unit decreased from $4,196.78 at June 30, 2006 to $3,906.86 at
September 30, 2006.

The most significant trading losses of approximately 7.1% were recorded in the global interest rate futures markets throughout the quarter from short positions in U.S., European, and Japanese fixed-income futures as prices reversed higher during July and August on significant geopolitical concerns and fears of a slowing global economy demonstrated by weak economic data out of the United States, Germany, and Japan, thereby diminishing expectations for future interest rate hikes by the U.S. Federal Reserve, European Central Bank, and Bank of Japan. Within the energy markets, losses of approximately 0.7% were incurred primarily during July and August from long futures positions in crude oil and its related products as prices moved lower after weaker-than-expected U.S. economic data led investors to believe
       that energy demand would be negatively affected.  Further pressuring prices lower was the unexpected climb in domestic gasoline supplies as reported by the U.S. Department of Energy. Prices continued to move lower towards the end of August after news of an official cease-fire between Israel and Hezbollah militants in Lebanon and news that OPEC reduced its 2006 oil demand growth forecast on expectations of a slowing global economy. Further losses were recorded in the energy markets from short futures positions in natural gas as prices increased during July after hot weather across much of the U.S. boosted demand. Additional losses of approximately 0.2% were recorded within the global stock index futures markets, primarily during August and September, from short positions in U.S. equity index futures as prices increased after tamer-than-expected core consumer inflation data and speculation of a slowing U.S. economy lifted hopes that the U.S. Federal Reserve would stop raising interest rates. Smaller losses of approximately 0.1% were incurred within the agricultural markets, primarily during July and August, from short positions in corn futures as prices increased amid strong demand and an increase in ethanol production. Prices were also pressured higher during September on expectations of increased demand after the U.S. Department of Agriculture reported larger-than-expected global purchases. A portion of the Partnership?s overall losses for the quarter was offset by gains of approximately 1.0% experienced within the currency markets, primarily during August and September, from short positions in
       the Japanese yen against the U.S. dollar as the value of the Japanese yen moved lower after the Japanese Consumer Price Index for July came in lower-than-expected and was revised downward for the previous months.


The Partnership recorded total trading results including interest income totaling $1,312,241 and expenses totaling $1,528,351, resulting in a net loss of $216,110 for the nine months ended
September 30, 2006.    The Partnership?s net asset value per Unit
decreased from $3,961.07 at December 31, 2005 to $3,906.86 at September 30, 2006.

The most significant trading losses of approximately 5.0% were recorded in the currency markets, during the first quarter, from long U.S. dollar positions versus the Swiss franc, euro, and Japanese yen as the value of the dollar reversed lower on expectations that a string of increases in interest rates by the U.S. Federal Reserve could possibly come to an end. Also pushing the value of the U.S. dollar lower against its rivals was speculation that foreign central banks might move to diversify some of its U.S. dollar based assets into other currencies. The Swiss franc, euro, and Japanese yen also moved higher against the U.S. dollar during January and February as strong economic data out of Europe and Japan regions increased speculation that the European Central Bank and Bank of Japan would raise interest rates. Further losses were recorded during April from short
       positions in the Swiss franc and Japanese yen as the Swiss franc reversed higher on the political tensions in the Middle east, which increased the demand for the safe-haven currency, while the Japanese yen strengthened on speculation of a possible interest rate hike by the Bank of Japan. Finally, during July, losses were recorded from short U.S. dollar positions against the euro as the value of the U.S. dollar moved higher due to a narrower-than-expected U.S. trade deficit. Furthermore, the value of the euro moved lower after the European Central Bank decided to keep interest rates unchanged. Within the energy markets, losses of approximately 1.5% were incurred during April from short futures positions in crude oil and its related products as prices strengthened on strong demand, concerns of supply disruptions as tensions mounted between the U.S. and Iran, and limited production ability. During May, losses were recorded from long positions as prices reversed lower after supply data from the U.S. Department of Energy showed crude oil inventory levels at an eight-year high, news of the death of Iraqi insurgent leader Abu Musab al-Zarqawi, and positive steps taken regarding the nuclear standoff between the U.S. and Iran.
Further losses were incurred during July and August from long futures positions in crude oil and its related products as prices moved lower after weaker-than-expected U.S. economic data led investors to believe that energy demand will be negatively affected. Further pressuring prices lower was the unexpected climb in domestic gasoline supplies, news of an official cease-
       fire between Israel and Hezbollah militants in Lebanon, and reports that OPEC reduced its 2006 oil demand growth forecast. Additional losses of approximately 1.1% were recorded within the agricultural markets, primarily during June, from long positions in wheat futures as prices declined amid positive weather forecasts in the U.S. wheat belt. Elsewhere in the agricultural complex, short futures positions in corn experienced losses as prices moved higher during May on news of strong demand and bullish export data. Newly established long positions in corn futures resulted in additional losses during June as prices reversed lower on favorable weather conditions in the U.S. Midwest and reports of improved crop conditions. A portion of the Partnership?s overall losses for the first nine months of the year was partially offset by gains of approximately 4.7% recorded in the metals sector, primarily during the first six months of the year, from long futures positions in aluminum, copper, and zinc as base metals prices rallied on strong global demand and on reports of falling inventories. Long positions in gold and silver futures experienced additional gains within the metals sector as gold prices reached 25-year highs on continued geopolitical concerns and inflation fears due to high energy prices. Smaller gains of approximately 0.4% were experienced within the global interest rate futures markets, primarily during March from short positions in U.S. and European interest rate futures as global bond prices trended lower amid strength in regional equity markets and investor sentiment that interest
       rates in the United States and the European Union would rise. U.S. fixed-income futures continued to move lower into April following the release of stronger-than-expected U.S. economic data resulting in further gains from short positions. Similarly in Europe, rising equity prices, strong economic growth and concerns about rising oil prices pressured European fixed-income futures prices lower.

For the Three and Nine Months Ended September 30, 2005
The Partnership recorded total trading results including interest income totaling $582,225 and expenses totaling $463,270, resulting in net income of $118,955 for the three months ended
September 30, 2005. The Partnership?s net asset value per Unit increased from $3,735.01 at June 30, 2005 to $3,756.42 at
September 30, 2005.

The most significant trading gains of approximately 4.3% were recorded in the global stock indices during July and September from long positions in European and Pacific Rim stock index futures. During July, long positions benefited as prices increased on positive economic data out of the U.S. and Japan. Prices continued to strengthen after China reformed its U.S. dollar currency peg policy, leading market participants to conclude that a revaluation in the Chinese yuan would likely ease trade tensions between China, the U.S, Europe, and Japan. Finally, strong corporate earnings out of the European Union and
       the U.S. resulted in optimistic investor sentiment and pushed prices higher. During September, long positions in Japanese stock index futures experienced gains as prices increased on positive comments from Bank of Japan Governor Toshihiko Fukui, who said the Japanese economy was in the process of emerging from a soft patch as demonstrated by rising production, improving business sentiment and a sustained upturn in consumer spending. Additional sector gains resulted from long positions in European stock index futures as oil prices declined and investors embraced signs that the global economy could move forward despite Hurricane Katrina's devastation of the U.S. Gulf Coast. Gains of approximately 2.6% were recorded in the energy markets primarily during August from long positions in natural gas, crude oil, and oil related products as prices climbed higher throughout the month on supply and demand concerns. After Hurricane Katrina struck the Gulf of Mexico, prices advanced further to touch record highs amid concerns for heavily damaged, or even possibly destroyed, refineries and production facilities.
 In the metals markets, gains of approximately 1.2% were recorded in the metals markets during July and September from long futures positions in copper and gold. During July, copper prices strengthened amid supply tightness, concerns over strikes at two copper mines, and temporary weakness in the U.S. dollar caused by China?s currency revaluation. During September, copper prices continued to strengthen in response to increased global demand from countries such as China and India, while gold prices increased sharply as fears of inflation and the long-term economic effect of higher energy prices pushed the value of the safe-haven commodity higher. A portion of the Partnership?s overall gains for the quarter was offset by losses of approximately 4.5% incurred in the global interest rate markets during July and September from long positions in U.S. and European interest rate futures. During July, long U.S. positions experienced losses as prices declined following a rise in interest rates and after the U.S. Labor Department released its June employment report. European fixed-income prices declined on strength in regional equity markets and news of terrorist attacks on the London transport network. During September, long positions in U.S. and European fixed-income futures incurred losses as prices weakened after it was revealed that measurements of Hurricane Katrina?s economic impact was not weak enough to deter the U.S. Federal Reserve from its policy of raising interest rates. European fixed-income prices also fell in response to expectations that European Central Bank representatives would leave European interest rates unchanged at their upcoming meeting, despite the fact that the representatives had openly discussed the eventual need to hike rates due to concerns for inflation risks. Losses of approximately 2.4% occurred in the currency markets, primarily during August, from long U.S. dollar positions against the British pound and euro as the value of the U.S. dollar declined amid higher crude oil prices, lower durable goods orders, the U.S. trade imbalance, and
       economic warnings from U.S. Federal Reserve Chairman Alan
Greenspan. Smaller Partnership losses of approximately 0.3% were experienced within the agricultural markets during July and August from long futures positions in corn after prices declined from heavy rainfall in the U.S. growing regions and forecasts for increases in supply increases.
The Partnership recorded total trading results including interest income totaling $(1,652,456) and expenses totaling $1,421,312, resulting in a net loss of $3,073,768 for the nine months ended September 30, 2005. The Partnership?s net asset value per Unit decreased from $4,218.77 at December 31, 2004 to $3,756.42 at September 30, 2005.

The most significant trading losses of approximately 7.7% resulted in the currency markets primarily during the first quarter and in August. Losses during the first quarter resulted from positions in a variety of foreign currencies versus the U.S. dollar. During January, long positions in a variety of foreign currencies, primarily the euro, South African rand, and both the New Zealand and Australian dollars, recorded losses after the U.S. dollar?s value reversed sharply higher amid positive U.S. economic data and speculation for higher U.S. interest rates.
The U.S. dollar?s value also advanced during January in response to expectations that the Chinese government would announce postponement of its revaluation of the Chinese yuan for the foreseeable future. During February, losses stemmed from short
       positions in the euro and South African rand against the
U.S. dollar as the U.S. dollar weakened due to concerns for the considerable U.S. Current-Account deficit as expressed by Federal Reserve Chairman Alan Greenspan. The U.S. dollar weakened further during the remainder of the month due to a larger-than-expected drop in economic indicators and news that South Korea?s Central Bank planned to reduce its U.S. dollar currency reserves. Short European currency positions resulted in losses during early March as their values moved higher amid a sharp rise in German industrial production. Additional losses were recorded from newly-established long European currency positions, as well as from existing long positions in the British pound, versus the U.S. dollar after the value of the U.S. dollar reversed sharply higher amid an increase in U.S. interest rates and consumer prices. During August, losses were recorded from long U.S. dollar positions against the British pound and euro as the value of the U.S. dollar declined amid higher crude oil prices, lower durable goods orders, the U.S. trade imbalance, and economic warnings from U.S. Federal Reserve Chairman Alan Greenspan. Losses of approximately 1.8% were recorded in the agricultural markets during the second and third quarters from long futures positions in soybeans, soybean-related products, corn, wheat, and cotton. During May, long cotton futures positions recorded losses after cotton prices fell on supply increases. During June, sector losses were experienced from long positions in soybeans and soybean-related products after prices moved lower on
       news of greater crop yields.  During July and August, losses resulted from long futures positions in corn and wheat after prices declined from heavy rainfall in the U.S. growing regions and forecasts for growth in supply increases. In the global interest rate markets, losses of approximately 1.7% were incurred primarily during February and July from long positions in U.S. interest rate futures. During February, prices reversed lower after positive economic data reduced investor demand for fixed-income investments. Prices fell further during July following a rise in interest rates and after the U.S. Labor Department released its June employment report. Losses of approximately 1.7% occurred in the metals markets from trading in base and precious metals during January and the second quarter. During January, long futures positions in aluminum incurred losses as prices weakened on renewed strength in the U.S. dollar, lower equity prices, and news of a drop in Chinese demand. Additional losses were recorded from long positions in gold as prices declined due to strength in the U.S. dollar. During the second quarter, losses were recorded from long futures positions in base and precious metals held during April and May, as well as from positions held during June. During April and May, losses resulted from long aluminum futures positions as prices fell due to news of increases in supply, fears that a slowing global economy would weaken demand, and a higher U.S. dollar. During June, short futures positions in gold incurred losses after prices reversed higher amid technically-based buying. A portion
       of the Partnership?s overall losses for the first nine months of the year was offset by gains of approximately 2.2% achieved in the global stock indices sector primarily during the third quarter from long positions in European and Pacific Rim stock index futures. During July, long positions benefited as prices increased on positive economic data out of the U.S. and Japan. Prices continued to strengthen after China reformed its U.S. dollar currency peg policy, leading market participants to conclude that a revaluation in the Chinese yuan would likely ease trade tensions between China, the U.S, Europe, and Japan. Finally, strong corporate earnings out of the European Union and the U.S. resulted in optimistic investor sentiment and pushed prices higher. During September, long positions in Japanese stock index futures experienced gains as prices increased on positive comments from Bank of Japan Governor Toshihiko Fukui, who said the Japanese economy was in the process of emerging from a soft patch as demonstrated by rising production, improving business sentiment and a sustained upturn in consumer spending. Additional sector gains resulted from long positions in European stock index futures as oil prices declined. Smaller Partnership gains of approximately 0.6% were established in the energy markets, primarily during August, from long positions in natural gas, crude oil, and oil related products as prices climbed higher throughout the month on supply and demand concerns. After Hurricane Katrina struck the Gulf of Mexico, prices advanced
       further to touch record highs amid concerns for heavily damaged, or even possibly destroyed, refineries and production facilities.

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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, forwards, and options are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the
       contract.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co.

The Partnership?s total market risk may increase or decrease as it is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership?s open positions, the volatility present within the markets, and the liquidity of the markets.

The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and 15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership typically to be many times the total capitalization of the Partnership.

The Partnership?s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership?s market risk is limited by the uncertainty of its speculative trading. The Partnership?s speculative trading and use of leverage may cause future losses and volatility (i.e., ?risk of
       ruin?) that far exceed the Partnership?s experience to date under the ?Partnership?s Value at Risk in Different Market Sectors? section and significantly exceed the Value at Risk (?VaR?) tables disclosed.
Limited partners will not be liable for losses exceeding the current net asset value of their investment.

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

The Partnership?s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange
       dealer-based instruments. They are also not based on
exchange and/or dealer-based maintenance margin requirements.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at September 30, 2006 and 2005. At September 30, 2006 and 2005, the Partnership?s total capitalization was approximately $20 million and $23 million, respectively.
Primary Market	          September 30, 2006    September 30, 2005
Risk Category	              Value at Risk        Value at Risk

Equity	(1.51)%	    (1.69)%
Currency	(1.33)	(1.12)
Interest Rate                   (0.91)	    (0.55)
Commodity                       (1.11)	(1.05)
Aggregate Value at Risk         (2.24)%	(2.21)%

       The VaR for a market category represents the one-day
downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the Partnership?s open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Such changes could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from October 1, 2005 through September 30, 2006.

Primary Market Risk Category	   High		 Low		  Average
Equity	(1.51)%	(0.55)%	(1.16)%

Currency	(1.33)	(0.68)	(1.02)

Interest Rate	(5.57)	(0.44)	(2.17)

Commodity	(1.11)	(0.21)	(0.56)

Aggregate Value at Risk	(6.39)%	(1.67)%	(3.14)%

Limitations on Value at Risk as an Assessment of Market Risk
VaR models permit estimation of a portfolio?s aggregate market risk exposure, incorporating a range of varied market risks, reflect risk reduction due to portfolio diversification or hedging
activities, and can cover a wide range of portfolio assets.
However, VaR risk measures should be viewed in light of the methodology?s limitations, which include, but may not be limited to the following:
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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at September 30, 2005, and for the four quarter-end reporting periods from October 1, 2005 through September 30, 2006.
 VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at Morgan Stanley DW; as of September 30, 2006, such amount is equal to approximately 96% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash
       management income. This cash flow risk is not considered to be material.

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


The following were the primary trading risk exposures of the Partnership at September 30, 2006, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Equity. The largest market exposure of the Partnership at September 30, 2006 was to the global stock index sector, primarily to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At September 30, 2006, the Partnership?s primary exposures were to the EURO Stoxx 50 (Europe), S&P 500 (U.S.), DAX (Germany), CAC 40 (France), IBEX 35 (Spain), NASDAQ 100 (U.S.), FTSE 100 (Britain), Hang Seng (China), TOPIX (Japan), Dow Jones (U.S.), and NIKKEI 225 (Japan) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., European, and Japanese stock indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Currency. The second largest market exposure of the Partnership at September 30, 2006 was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies including cross-rate ? i.e., positions between two currencies other than the U.S. dollar. At September 30, 2006, the Partnership?s major exposures were to euro, Australian dollar, and Japanese yen currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Interest Rate. At September 30, 2006, the Partnership had exposure to the global interest rate sector. This exposure was primarily spread across the U.S., European, Japanese, and Australian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Partnership also takes futures positions in the government debt of smaller countries
- e.g., Australia. Demeter anticipates that the G-7 countries? interest rates and Australian interest rates will remain the primary interest rate exposures of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Commodity.
Energy. The third largest market exposure at September 30, 2006, was to the energy sector. The Partnership?s primary energy exposure was to futures contracts in crude oil and its related products. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future.

       Soft Commodities and Agriculturals.  At September 30,
2006, the Partnership had market exposure to the markets that comprise these sectors. Most of the exposure was to the corn, sugar, soybean meal, cocoa, cotton, and coffee markets. Supply and demand inequalities, severe weather disruptions and market expectations affect price movements in these markets.

Metals.	At September 30, 2006, the Partnership had market
exposure in the metals sector. The Partnership's metals exposure was to fluctuations in the price of precious metals, such as gold. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Managers utilize the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2006:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at September 30, 2006 were in Swiss francs, euros, Japanese yen, Hong Kong dollars, British pounds, and Australian dollars. The Partnership controls the non-trading
       risk of foreign currency balances by regularly
converting them back into U.S. dollars upon liquidation of their respective positions.

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

   (a)	As of the end of the period covered by this quarterly
report, the President and Chief Financial Officer of Demeter, the general partner of the Partnership, have evaluated the effectiveness of the Partnership?s disclosure controls and procedures (as defined in Rules
13a?15(e) and 15d?15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

   (b)	There have been no material changes during the period
covered by this quarterly report in the Partnership?s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


       PART II.  OTHER INFORMATION

Item 1A. RISK FACTORS

Information regarding risk factors appears in Item 2. ?Management?s Discussion and Analysis of Financial Condition and Results of Operations? and Item 3. ?Quantitative and Qualitative Disclosures about Market Risk? of this Form 10-Q. There have been no other material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2005 and the Partnership?s Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006.


Item 5. OTHER INFORMATION
Management. On September 22, 2006, the following individual was elected as a Director of Demeter. Jacques Chappuis, age 37, is a Director of Demeter, and will be a principal of Demeter, pending approval by and registration with the National Futures Association. Mr. Chappuis is a Managing Director of Morgan Stanley and Head of Alternative Investments for the Global Wealth Management Group. Prior to joining Morgan Stanley in 2006, Mr. Chappuis was Head of Alternative Investments for Citigroup?s Global Wealth Management Group and prior to that a Managing Director at Citigroup Alternative Investments. Before joining Citigroup, Mr. Chappuis was a consultant at the Boston Consulting Group, where he focused on the financial services sector, and a corporate finance Associate at Bankers Trust Company. Mr. Chappuis received a B.A. degree in finance from Tulane University
       in 1991 and an MBA in finance, with honors, from the
Columbia University Graduate School of Business in 1998.

On November 6, 2006, Mr. Kevin Perry resigned his position as
Chief Financial Officer of Demeter effective November 7, 2006.

On November 7, 2006, the Board of Directors of Demeter appointed Mr. Lee Horwitz as the Chief Financial Officer of Demeter. Lee Horwitz, age 55, is the Chief Financial Officer of Demeter, and will be a principal of Demeter, pending approval by and registration with the National Futures Association. Mr. Horwitz currently serves as an Executive Director and Controller within the Global Wealth Management Group at Morgan Stanley. Mr. Horwitz joined Morgan Stanley in March 1984 and has held a variety of positions throughout Morgan Stanley?s organization during his tenure. Mr. Horwitz received a B.A. degree from Queens College and an MBA from Rutgers University. Mr. Horwitz is a Certified Public Accountant.


Other. Effective July 21, 2006, Dean Witter Cornerstone Fund III was renamed to Morgan Stanley Cornerstone Fund III L.P.

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



				         Morgan Stanley Cornerstone Fund III L.P.
				         (Registrant)

                     By:   Demeter Management Corporation
                           (General Partner)

November 14, 2006    By:   /s/Lee Horwitz
                              Lee Horwitz
                              Chief Financial Officer







The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.







? 48 ?