Form 10-Q
period 2007-03-31
MORGAN STANLEY CORNERSTONE FUND III L.P.
filed 2007-05-11
CIK 737000

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2007




PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of March 31, 2007
		(Unaudited) and December 31, 2006..........................2

		Statements of Operations for the Quarters Ended
		March 31, 2007 and 2006 (Unaudited) .......................3

		Statements of Changes in Partners? Capital for the
		Quarters Ended March 31, 2007 and 2006 	(Unaudited).........4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2007 and 2006 (Unaudited)........................5

		Notes to Financial Statements (Unaudited)...............6-12

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations.......13-23

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................23-37

Item 4.	Controls and Procedures................................37

Item 4T.	Controls and Procedures................................37


PART II. OTHER INFORMATION

Item 1A.Risk Factors...........................................38

Item 6.	Exhibits...............................................38


       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY CORNERSTONE FUND III L.P.
	STATEMENTS OF FINANCIAL CONDITION
	                     March 31,	    December  31,
	      2007     	         2006
	                      $	      $
	                     (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Unrestricted cash	16,896,185	18,056,766
	Restricted cash	        953,071	       2,408,811

	    Total cash	   17,849,256	    20,465,577

	Net unrealized gain on open contracts (MS&Co.)	423,297       	        489,311
	Net unrealized gain (loss) on open contracts (MSIL)	        (79,452)                   42,675

	     Total net unrealized gain on open contracts	       343,845	         531,986

	     Total Trading Equity	18,193,101  	20,997,563

Interest receivable (Morgan Stanley DW)	      60,951	          67,511
Due from Morgan Stanley DW	                   21,935	         34,489

	     Total Assets	   18,275,987	  21,099,563

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	223,212	352,302
Accrued administrative expenses	110,539	108,753
Accrued management fees	        52,982	         61,223

	     Total Liabilities	      386,733	       522,278

Partners? Capital

Limited Partners (4,766.036 and
	4,928.664 Units, respectively)	17,512,564   	20,157,999
General Partner (102.516 Units)	         376,690	       419,286

	     Total Partners? Capital	    17,889,254	  20,577,285

	     Total Liabilities and Partners? Capital                                               	   18,275,987	  21,099,563

NET ASSET VALUE PER UNIT	        3,674.45	      4,089.95

The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY CORNERSTONE FUND III L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)


  	   	     For the Quarters Ended March 31,


                                                                         		           2007    	      2006
                                                                               	                       $		         $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)		          204,140			      201,857

EXPENSES
	Brokerage commissions (Morgan Stanley DW)		228,715	265,965
	Management fees 	      	173,217	202,817
	Common administrative expenses	         24,000                              20,000
	Transaction fees and costs		         13,060	            22,506

		Total Expenses		       438,992	      511,288

NET INVESTMENT LOSS	      (234,852)	     (309,431)

TRADING RESULTS
Trading profit (loss):
	Realized			(1,627,641)	1,109,160
	Net change in unrealized		      (188,141)	       (19,904)

    		Total Trading Results		   (1,815,782)	   1,089,256

NET INCOME (LOSS)  	    (2,050,634)	      779,825


NET INCOME (LOSS) ALLOCATION

	Limited Partners                                                  		(2,008,038)	       765,804
  	General Partner                                                   		(42,596)        	         14,021


NET INCOME (LOSS) PER UNIT

	Limited Partners                                                   		 (415.50)       	   136.77
	General Partner                                                   		         (415.50)	        136.77




	The accompanying notes are an integral part of these financial statements.


       <table> 	MORGAN STANLEY CORNERSTONE FUND III L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Quarters Ended March 31, 2007 and 2006
	(Unaudited)




                                                              	Units of
	Partnership	Limited	General
	     Interest   	  Partners  	   Partner   	     Total
		$	$	$
Partners? Capital,
December 31, 2005	5,796.009	22,552,335	406,073	22,958,408

Net Income	?	765,804	14,021	779,825

Redemptions	   (186.582)	     (751,708) 	        ?  	      	        (751,708)

Partners? Capital,
March 31, 2006	         5,609.427	  22,566,431	             420,094	 22,986,525




Partners? Capital,
December 31, 2006	5,031.180	20,157,999	419,286	20,577,285

Net Loss	?	(2,008,038)	(42,596)	(2,050,634)

Redemptions	   (162.628)	     (637,397) 	        ?  	      	        (637,397)

Partners? Capital,
March 31, 2007	            4,868.552	  17,512,564	             376,690	 17,889,254











The accompanying notes are an integral part of these financial statements.




       <table>	MORGAN STANLEY CORNERSTONE FUND III L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)


	         For the Quarters Ended March 31,

	      2007     	      2006
	    $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	 (2,050,634)		      779,825
Noncash item included in net income (loss):
	Net change in unrealized		188,141	   19,904

(Increase) decrease in operating assets:
	Restricted cash		1,455,740	(1,900,352)
	Interest receivable (Morgan Stanley DW)		 6,560	(7,392)
	Due from Morgan Stanley DW                 	  	    12,554	(37,659)

Increase (decrease) in operating liabilities:
	Accrued administrative expenses	    1,786		6,018
	Accrued management fees                                               		        (8,241)	             117

Net cash used for operating activities  		    (394,094)	  (1,139,539)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid for redemptions of Units	  	(766,487)	   (739,874)

Net cash used for financing activities               	    (766,487)	   (739,874)

Net decrease in unrestricted cash 	(1,160,581)	 (1,879,413)

Unrestricted cash at beginning of period                                     		    18,056,766	                 21,002,788

Unrestricted cash at end of period                                              	 	   16,896,185	                 19,123,375










	The accompanying notes are an integral part of these financial statements.



       MORGAN STANLEY CORNERSTONE FUND III L.P.
NOTES TO FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Cornerstone Fund III L.P. (the ?Partnership?). The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2006 Annual Report on Form 10-K.

1.  Organization
Morgan Stanley Cornerstone Fund III L.P. is a New York limited partnership organized in 1983 to engage in the speculative trading of futures contracts, options on futures contracts, and forward contracts on foreign currencies and other commodity interests. The Partnership is one of the Morgan Stanley Cornerstone Funds, comprised of the Partnership, Morgan Stanley Cornerstone Fund II L.P., and Morgan Stanley Cornerstone Fund IV L.P.

The Partnership?s general partner is Demeter Management
Corporation (?Demeter?). Effective April 1, 2007, Morgan Stanley
DW Inc. (?Morgan Stanley DW?), which previously acted as the non-clearing broker, was merged into Morgan Stanley & Co. Incorporated

       MORGAN STANLEY CORNERSTONE FUND III L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


(?MS&Co.?), which has assumed all of the responsibilities of Morgan Stanley DW. Upon completion of the merger, MS&Co. has become the Partnership?s principal commodity broker-dealer and also acts as the counterparty on all trading of foreign currency forward contracts. In addition, Morgan Stanley & Co. International Limited (?MSIL?) serves as the commodity broker for trades on the London Metal Exchange. Effective April 13, 2007, Morgan Stanley & Co. International Limited changed its name to Morgan Stanley & Co. International plc. The commodity brokers prior to April 1, 2007, were Morgan Stanley DW, MS&Co., and MSIL.
 Demeter, MS&Co., and MSIL are wholly-owned subsidiaries of Morgan Stanley. The trading managers to the Partnership are Graham Capital Management, L.P. and Sunrise Capital Management, Inc. (individually, a ?Trading Manager?, or collectively, the ?Trading Managers?).

2.  Related Party Transactions
The Partnership?s cash is on deposit with Morgan Stanley DW (through March 31, 2007), MS&Co., and MSIL in futures, forward, and options trading accounts to meet margin requirements as needed. Monthly, MS&Co. (Morgan Stanley DW, prior to April 1,
2007) pays the Partnership interest income on 80% of its average daily Net Assets at a rate equal to the average yield on

       MORGAN STANLEY CORNERSTONE FUND III L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

13-week U.S. Treasury bills. The Partnership pays brokerage commissions to MS&Co. (Morgan Stanley DW, prior to April 1, 2007).


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

The net unrealized gains on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Statements of Financial Condition, and their longest contract maturities were as follows:

       MORGAN STANLEY CORNERSTONE FUND III L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

	Net Unrealized Gains
	on Open Contracts	Longest Maturities
		Off-			Off-
	Exchange-	Exchange-		Exchange-	Exchange-
Date	 Traded  	  Traded   	Total	 Traded  	 Traded
	 $	  $	$

Mar. 31, 2007	23,604	320,241	343,845	Sep. 2008	Jun. 2007
Dec. 31, 2006	413,691	118,295	531,986	Jun. 2008	Mar. 2007

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.



The Partnership also has credit risk because Morgan Stanley DW (through March 31, 2007), MS&Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW (through March 31, 2007), MS&Co., and MSIL, each as a futures commission merchant for the Partnership?s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity

       MORGAN STANLEY CORNERSTONE FUND III L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $17,872,860 and $20,879,268 at March 31, 2007 and December 31, 2006, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS&Co. This agreement, which seeks to reduce both the Partnership?s and MS&Co.?s exposure


       MORGAN STANLEY CORNERSTONE FUND III L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS&Co.?s bankruptcy or insolvency.

4.  New Accounting Developments
In July 2006, the Financial Accounting Standards Board (?FASB?) issued interpretation No. 48, ?Accounting for Uncertainty in Income Taxes ? an interpretation of FASB Statement 109? (?FIN 48?). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN 48 is effective for the Partnership as of January 1, 2007. Based on its analysis, management believes that the adoption of FIN 48 will not impact the Partnership?s Financial Statements.




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

Item 2. MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL
	   CONDITION AND RESULTS OF OPERATIONS


Liquidity. The Partnership deposits its assets with Morgan Stanley DW (through March 31, 2007), MS&Co., and MSIL as commodity brokers in separate futures, forward, and options trading accounts established for each Trading Manager. Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership?s trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. Since the Partnership?s sole purpose is to trade in futures, forwards, and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

Capital Resources. The Partnership does not have, nor does it expect to have, any capital assets. Redemptions of units of limited partnership interest (?Unit(s)?) in the future will affect
       the amount of funds available for investments in futures, forwards, and options in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future outflows of Units.

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

Results of Operations
General. The Partnership?s results depend on the Trading Managers and the ability of each Trading Manager?s trading program(s) to take advantage of price movements in the futures, forward, and options markets. The following presents a summary of the Partnership?s operations for the three month periods ended March 31, 2007 and 2006, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Managers trade in various markets at different times and that prior activity in a particular market does not mean


       that such market will be actively traded by the Trading
Managers or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Managers? trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

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

For the Quarter Ended March 31, 2007
The Partnership recorded total trading results including interest income totaling $(1,611,642) and expenses totaling $438,992, resulting in a net loss of $2,050,634 for the quarter ended March 31, 2007. The Partnership?s net asset value per Unit decreased from $4,089.95 at December 31, 2006 to $3,674.45 at March 31,
2007.

The most significant trading losses of approximately 2.5% were recorded in the metals markets primarily during February and March from long positions in silver and gold futures as prices reversed sharply lower on concerns that a slowing Chinese economy would reduce demand for precious metals. Elsewhere in the metals markets, losses were experienced from long positions in aluminum futures during January and March as prices fell amid news of an overabundance in supply. Additional losses of approximately 2.4% were experienced in the currency sector during March from long positions in the British pound versus the U.S. dollar as the value of the British pound dropped sharply at the beginning of the month amid speculation that the Bank of England would not

       continue to increase interest rates in the near-term.
Elsewhere in the currency markets, short positions in the Japanese yen versus the U.S. dollar resulted in losses during February and early March as the value of the Japanese yen reversed sharply higher against the U.S. dollar after a combination of factors including an almost 10% drop in the Shanghai stock market and a warning from Rodrigo Rato, Managing Director of the International Monetary Fund, that a weak Japanese yen "could lead to more entrenched exchange rate misalignments that worsen global imbalances" encouraged traders to unwind short positions in the Japanese yen against most of its major rivals. Furthermore, investor speculation that consistently strong economic data out of Japan might force the Bank of Japan to continue raising interest rates in order to combat possible inflation also pushed the value of the Japanese yen higher. Similarly, short positions in the Swiss franc versus the U.S. dollar incurred losses during February as the value of the Swiss franc also reversed higher against the U.S. dollar amid worries of a narrowing interest rate differential. Finally, losses were recorded during January from long positions in the New Zealand dollar and Australian dollar versus the U.S. dollar as the value of the U.S. dollar strengthened against these currencies after a government report showed that U.S. job growth had been unexpectedly higher during December 2006. Within the global stock index sector, losses of approximately 2.0% were experienced
       during late February and early March from long positions in U.S., European, and Japanese stock index futures as prices reversed sharply lower after the aforementioned massive sell-off in the global equity markets that began on February 27, 2007, following comments from former U.S. Federal Reserve Chairman Alan Greenspan that the U.S. economy could be due for a recession. In addition, concerns that tighter credit conditions in China and Japan might dampen global growth first sent Chinese stock markets plunging before the sell-off spread to other equity markets. Furthermore, global equity prices were negatively affected by sub-prime loan delinquency concerns in the United States. Additional losses of approximately 1.8% were experienced in the global interest rate sector from short positions in U.S., German, and British fixed-income futures as prices spiked significantly higher during late February and early March in a flight to quality after the worldwide sell-off that affected the global equity and currency markets. Additional losses in the global interest rate futures markets were incurred from newly established long positions in U.S. fixed-income futures as prices moved lower later in the month on reduced demand for the ?safe-haven? of fixed-income investments after the stabilization of the global equity markets as investors concluded that markets had been oversold. Furthermore, U.S. interest rate futures prices declined after a stronger than expected government jobs report. Finally, losses of approximately 1.8% were recorded within the
       energy markets during February from short futures
positions in gasoline, heating oil, and crude oil futures as prices reversed higher during February and March on increased concerns that unexpected refinery shutdowns would curb fuel stockpiles in the future. In addition, prices were pressured higher on rising geopolitical concerns in the Middle East after the United Nations Security Council voted unanimously to increase sanctions against Iran. News that Iran had captured 15 members of the British Royal Navy in the Persian Gulf added to investor worries about the stability of the world?s oil supply in the region, thus weighing on prices. Smaller losses in the energy markets were experienced from short positions in natural gas futures as prices moved higher during March after the U.S. Department of Energy reported that natural gas supplies were down 15% from a year ago.

For the Quarter Ended March 31, 2006
The Partnership recorded total trading results including interest income totaling $1,291,113 and expenses totaling $511,288, resulting in net income of $779,825 for the quarter ended March 31, 2006. The Partnership?s net asset value per Unit increased from $3,961.07 at December 31, 2005 to $4,097.84 at March 31,
2006.


       The most significant trading gains of approximately 3.3%
were recorded in the global interest rate futures markets, primarily during March, from short positions in U.S., European, and Japanese interest rate futures as global bond prices trended lower amid strength in regional equity markets and investor sentiment that interest rates in the United States, the European Union, and Japan would rise. Additional gains of approximately 2.2% were experienced in the metals markets during January and March from long positions in copper and aluminum as prices strengthened amid news of weak supplies, forecasts for continued buying by China, and acceleration in demand from Japan, Europe, and the U.S. Elsewhere in the metals markets, gains were recorded from long futures positions in silver and gold as precious metals prices moved higher on persistent demand from foreign central banks. Silver prices were also pressured higher after news that a silver-backed Exchange Traded Fund would soon launch and create greater investment interest in the metal. Within the global stock index futures markets, gains of approximately 1.9% were experienced from long positions in European and U.S. stock index futures as global equity markets trended higher during the quarter on strong corporate earnings, and solid economic data. Smaller gains of approximately 0.3% were experienced in the agricultural markets, from long positions in sugar futures as prices trended higher during January, moving to their highest level since 1981 in response to a decline in inventories, as well as from increased ethanol demand caused by
       higher energy prices. A portion of these gains for the quarter was offset by losses of approximately 5.2% in the currency sector from long U.S. dollar positions versus the Swiss franc, euro, and Japanese yen as the value of the U.S. dollar moved lower during January on expectations that a string of increases in interest rates by the U.S. Federal Reserve could possible come to an end. Also pushing the value of the U.S. dollar lower against its rivals was speculation that China might move to diversify some of its U.S. dollar based assets into other currencies. Further losses were experienced during February from short positions in the Japanese yen relative to the U.S. dollar as the value of the yen increased on the release of better than expected Japanese machinery orders data and speculation that the Bank of Japan might move to tighten monetary policy in Japan. Additional losses during February were recorded from short positions in the Swiss franc versus the U.S. dollar as value of the dollar weakened amid investor concern regarding the massive U.S. trade deficit. Currency losses were also incurred during March from long positions in the British pound relative to the U.S. dollar as the value of the pound finished lower after news that Gross Domestic Product in the United Kingdom for 2005 was weaker than expected. Smaller losses were experienced during March from short positions in the euro and the Swiss franc relative to the U.S. dollar as the value of these European currencies moved higher after the release of generally positive economic data from the Euro-Zone reinforced expectations that
       European interest rates would continue to rise.  In the energy markets, losses of approximately 0.2% were recorded, primarily during March, from short positions in crude oil futures as prices strengthened early in the month on supply fears fueled by news of geopolitical tensions in Nigeria and Iran.



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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-

       traded futures, exchange-traded forward, and exchange-
traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS&Co.

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


       The Partnership?s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership?s market risk is limited by the uncertainty of its speculative trading. The Partnership?s speculative trading and use of leverage may cause future losses and volatility (i.e., ?risk of ruin?) that far exceed the Partnership?s experience to date under the ?Partnership?s Value at Risk in Different Market Sectors? section and significantly exceed the Value at Risk (?VaR?) tables disclosed.

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



       The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership?s open positions is directly reflected in the Partnership?s earnings and cash flow.

The Partnership?s risk exposure in the market sectors traded by the Trading Managers is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability

       distribution of daily ?simulated profit and loss?
outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at March 31, 2007 and 2006. At

March 31, 2007 and 2006, the Partnership?s total capitalization was approximately $18 million and $23 million, respectively.

Primary Market	            March 31, 2007       March 31, 2006
Risk Category	              Value at Risk        Value at Risk

Currency	(1.61)%	(0.90)%
Equity	(1.11)	    (1.35)
Interest Rate                   (0.50)	    (5.57)
Commodity                       (0.61)	(0.32)
Aggregate Value at Risk         (2.04)%	(6.39)%

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


       The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from April 1, 2006 through March 31, 2007.

Primary Market Risk Category	   High		 Low		  Average
Currency	(1.66)%	(0.68)%	(1.32)%

Equity	(2.44)	(0.55)	(1.40)

Interest Rate	 (1.74)	(0.50)	(0.95)

Commodity	(1.11)	(0.21)	(0.74)

Aggregate Value at Risk	(2.95)%	(1.67)%	(2.22)%



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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at March 31, 2006, and for the four quarter-end reporting periods from April 1, 2006 through March 31, 2007. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co. (Morgan Stanley DW, prior to April 1, 2007); as of March 31, 2007, such amount is equal to approximately 94% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s Net Assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the

       Partnership manages its primary market risk exposures -
constitute forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Managers for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at March 31, 2007, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. The largest market exposure of the Partnership at March 31, 2007, was to the currency sector. The Partnership?s currency
       exposure is to exchange rate fluctuations, primarily
fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies including cross-rate ? i.e., positions between two currencies other than the U.S. dollar. At March 31, 2007, the Partnership?s major exposures were to Australian dollar, euro, Swiss franc, Japanese yen, and British pound currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Equity. The second largest market exposure of the Partnership at March 31, 2007, was to the global stock index sector, primarily to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At March 31, 2007, the Partnership?s primary exposures were to the DAX (Germany), TOPIX (Japan), NIKKEI 225 (Japan), and NASDAQ 100 (U.S.) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., European, and
       Japanese stock indices.  Static markets would not cause major market changes but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Interest Rate. At March 31, 2007, the Partnership had market exposure to the global interest rate sector. This exposure was primarily spread across the U.S., European, and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. Demeter anticipates that the G-7 countries? interest rates will remain the primary interest rate exposures of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Commodity.
Metals.	The third largest market exposure of the
Partnership at March 31, 2007, was to the metals sector.
The Partnership?s metals exposure was to fluctuations in the price of precious metals, such as gold, as well as base metals, such as aluminum and copper. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Managers utilize their trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Energy. At March 31, 2007, the Partnership had market exposure to the energy sector. The Partnership?s primary energy exposure was to futures contracts in crude oil and its related products, as well as natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in price resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Soft Commodities and Agriculturals. At March 31, 2007, the Partnership had market exposure to the markets that comprise these sectors. Most of the exposure was to the soybeans, sugar, cocoa, coffee, and wheat markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2007:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at March 31, 2007, were in euros, British pounds, Swiss francs, Japanese yen, and Australian dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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


Item 4T.	CONTROLS AND PROCEDURES


Not applicable.
























       PART II.  OTHER INFORMATION

Item 1A. RISK FACTORS

Information regarding risk factors appears in Item 2. ?Management?s Discussion and Analysis of Financial Condition and Results of Operations? and Item 3. ?Quantitative and Qualitative Disclosures about Market Risk? of this Form 10-Q. There have been no other material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2006.


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



				         Morgan Stanley Cornerstone Fund III L.P.
				         (Registrant)

                     By:   Demeter Management Corporation
                           (General Partner)

May 15, 2007         By:   /s/Lee Horwitz
                              Lee Horwitz
                              Chief Financial Officer







The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.














? 48 ?