Form 10-Q
period 2007-06-30
MORGAN STANLEY CORNERSTONE FUND III L.P.
filed 2007-08-13
CIK 737000

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended June 30, 2007 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from               to __________________


Commission File No. 0-13299

	MORGAN STANLEY CORNERSTONE FUND III L.P.

	(Exact name of registrant as specified in its charter)

		New York						     13-3190919
(State or other jurisdiction of		   	  	  (I.R.S. Employer
incorporation or organization)			        Identification No.)

Demeter Management Corporation
522 Fifth Avenue, 13th Floor
New York, NY                                 	         10036
(Address of principal executive offices)	  	      (Zip Code)

Registrant?s telephone number, including area code     (212) 296-1999

330 Madison Avenue, 8th Floor, New York, NY 10017



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

	June 30, 2007




PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of June 30, 2007
		(Unaudited) and December 31, 2006..........................2

		Statements of Operations for the Three and Six Months
		Ended June 30, 2007 and 2006 (Unaudited) ..................3

		Statements of Changes in Partners? Capital for the
		Six Months Ended June 30, 2007 and 2006 	(Unaudited)........4

		Statements of Cash Flows for the Six Months Ended
		June 30, 2007 and 2006 (Unaudited).........................5

		Notes to Financial Statements (Unaudited)...............6-12

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations.......13-29

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................29-42

Item 4.	Controls and Procedures................................43

Item 4T.	Controls and Procedures................................43


PART II. OTHER INFORMATION

Item 1A.Risk Factors...........................................44

Item 6.	Exhibits...............................................44



       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY CORNERSTONE FUND III L.P.
	STATEMENTS OF FINANCIAL CONDITION

	                     June 30,	    December  31,
	      2007     	         2006
	                      $	      $
	                     (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Unrestricted cash	17,406,630	18,056,766
	Restricted cash	     1,916,464	       2,408,811

	    Total cash	   19,323,094	    20,465,577

	Net unrealized gain on open contracts (MS&Co.)	811,517       	        489,311
	Net unrealized gain (loss) on open contracts (MSIL)	     (139,183)	                   42,675

	     Total net unrealized gain on open contracts	      672,334	         531,986

	     Total Trading Equity	19,995,428  	20,997,563

Due from MS&Co.	                100,023	         34,489
Interest receivable (MS&Co.)	         62,488     	                67,511

	     Total Assets	   20,157,939	  21,099,563

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	175,382	352,302
Accrued administrative expenses	113,886	108,753
Accrued management fees	      58,462	         61,223

	     Total Liabilities	    347,730	       522,278

Partners? Capital

Limited Partners (4,562.167 and
	  4,928.664 Units, respectively)	19,374,839   	20,157,999
General Partner (102.516 Units)		      435,370	       419,286

	     Total Partners? Capital	  19,810,209	  20,577,285

	     Total Liabilities and Partners? Capital                                               	  20,157,939	  21,099,563
NET ASSET VALUE PER UNIT	     4,246.85	      4,089.95

The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY CORNERSTONE FUND III L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)

                           For the Three Months                          For the Six Months
178:
                         Ended June 30,        	               Ended June 30,



                           2007   	         2006    	       2007   	    2006
                            $	                 $	           $ 	 $
INVESTMENT INCOME
	Interest income (MS&Co.)	    186,370		   224,853		   390,510
 426,710
EXPENSES
	Brokerage commissions (MS&Co.)	225,512	259,127	454,227		525,092
	Management fees	   172,854	   207,676	 346,071	   	410,493
	Common administrative expenses	     24,000		     23,000		                48,000
43,000
	Transaction fees and costs	       17,712	      21,711	             30,772	   	                44,217

		   Total Expenses 	     440,078	    511,514	    879,070		  1,022,802

NET INVESTMENT LOSS 	   (253,708)	   (286,661)	  (488,560)		    (596,092)

TRADING RESULTS
Trading profit (loss):
	Realized	2,679,627	1,049,645 	1,051,986		2,158,805
	Net change in unrealized	      328,489	   (194,712)	     140,348 		    (214,616)

		  Total Trading Results	   3,008,116	    854,933	  1,192,334		  1,944,189

NET INCOME 	   2,754,408	    568,272	     703,774		  1,348,097

NET INCOME ALLOCATION

	Limited Partners	2,695,728	558,129	687,690 		1,323,933
	General Partner 	58,680	10,143	16,084		24,164


NET INCOME PER UNIT

	Limited Partners                                                  	572.40	98.94	156.90            	235.71
	General Partner                                                   	572.40	98.94	156.90            	235.71



	The accompanying notes are an integral part of these financial statements.




       <table> 	MORGAN STANLEY CORNERSTONE FUND III L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Six Months Ended June 30, 2007 and 2006
	(Unaudited)




                                                              	Units of
	Partnership	Limited	General
	     Interest   	  Partners  	   Partner   	     Total
		$	$	$
Partners? Capital,
December 31, 2005	5,796.009	22,552,335	406,073	22,958,408

Net Income	?	1,323,933	24,164	1,348,097

Redemptions	   (375.494)	     (1,557,793) 	        ?  	      	     (1,557,793)

Partners? Capital,
June 30, 2006	           5,420.515	  22,318,475	             430,237	 22,748,712




Partners? Capital,
December 31, 2006	5,031.180	20,157,999	419,286	20,577,285

Net Income	?	687,690	16,084	703,774

Redemptions	   (366.497)	     (1,470,850) 	        ?  	      	     (1,470,850)

Partners? Capital,
June 30, 2007	          4,664.683	  19,374,839	             435,370	 19,810,209











The accompanying notes are an integral part of these financial statements.




       <table> 	MORGAN STANLEY CORNERSTONE FUND III L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)


	         For the Six Months Ended June 30,

	      2007     	      2006
	    $	      $

CASH FLOWS FROM OPERATING ACTIVITIES

Net income 	703,774			     1,348,097
Noncash item included in net income:
	Net change in unrealized	(140,348)		   214,616

(Increase) decrease in operating assets:
	Restricted cash	492,347		(193,424)

	Interest receivable (MS&Co.)	    5,023	 	(12,662)

	Due from MS&Co.                 	 (65,534) 	    	(18,175)

Increase (decrease) in operating liabilities:
	Accrued administrative expenses	5,133		(16,908)

	Accrued management fees                                                 	       (2,761)
 (640)

Net cash provided by operating activities  	         997,634		    1,320,904

CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid for redemptions of Units	    (1,647,770)		   (1,566,817)


Net cash used for financing activities               	    (1,647,770)	    (1,566,817)


Net decrease in unrestricted cash                                                   (650,136)		 (245,913)


Unrestricted cash at beginning of period                                      18,056,766
     21,002,788

Unrestricted cash at end of period                                               17,406,630
     20,756,875







	The accompanying notes are an integral part of these financial statements.






       MORGAN STANLEY CORNERSTONE FUND III L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Cornerstone Fund III L.P. (the ?Partnership?).
 The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2006, Annual Report on Form 10-K.

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

The Partnership?s general partner is Demeter Management Corporation (?Demeter?). Morgan Stanley & Co. Incorporated (?MS&Co.?) is the Partnership?s principal commodity broker-dealer


       MORGAN STANLEY CORNERSTONE FUND III L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


and also acts as the counterparty on all trading of foreign currency forward contracts. In addition, Morgan Stanley & Co. International plc (?MSIL?) serves as the commodity broker for trades on the London Metal Exchange. Effective April 13, 2007, Morgan Stanley & Co. International Limited changed its name to Morgan Stanley & Co. International plc. Demeter, MS&Co., and MSIL are wholly-owned subsidiaries of Morgan Stanley. The trading managers to the Partnership are Graham Capital Management, L.P. and Sunrise Capital Management, Inc. (individually, a ?Trading Manager?, or collectively, the ?Trading Managers?).

2.  Related Party Transactions
The Partnership?s cash is on deposit with MS&Co. and MSIL in futures, forward, and options trading accounts to meet margin requirements as needed. Monthly, MS&Co. pays the Partnership interest income on 80% of its average daily Net Assets at a rate equal to the average yield on 13-week U.S. Treasury bills. The Partnership pays brokerage commissions to MS&Co.



3.  Financial Instruments
The Partnership trades futures contracts, options on futures contracts, and forward contracts on foreign currencies and other



       MORGAN STANLEY CORNERSTONE FUND III L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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



       MORGAN STANLEY CORNERSTONE FUND III L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The net unrealized gains on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Statements of Financial Condition, and their longest contract maturities were as follows:






       MORGAN STANLEY CORNERSTONE FUND III L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

	Net Unrealized Gains
	on Open Contracts	Longest Maturities
		Off-			Off-
	Exchange-	Exchange-		Exchange-	Exchange-
Date	 Traded  	  Traded   	Total	 Traded  	 Traded
	 $	  $	$

Jun. 30, 2007	314,265	358,069	672,334	Dec. 2008	Sep. 2007
Dec. 31, 2006	413,691	118,295	531,986	Jun. 2008	Mar. 2007

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.



The Partnership also has credit risk because MS&Co. and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIL, each as a futures commission merchant for the Partnership?s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?),


       MORGAN STANLEY CORNERSTONE FUND III L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $19,637,359 and $20,879,268 at June 30, 2007, and December 31,
2006, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS&Co. This agreement, which seeks to reduce both the Partnership?s and MS&Co.?s exposure



       MORGAN STANLEY CORNERSTONE FUND III L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS&Co.?s bankruptcy or insolvency.

4.  New Accounting Developments
In July 2006, the Financial Accounting Standards Board (?FASB?) issued interpretation No. 48, ?Accounting for Uncertainty in Income Taxes ? an interpretation of FASB Statement 109? (?FIN 48?). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN 48 was effective for the Partnership as of January 1, 2007. Based on its analysis, management believes that the adoption of FIN 48 has no impact on the Partnership?s Financial Statements.




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

Item 2. MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL
	   CONDITION AND RESULTS OF OPERATIONS


Liquidity. The Partnership deposits its assets with MS&Co. and MSIL as commodity brokers in separate futures, forward, and options trading accounts established for each Trading Manager. Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership?s trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. Since the Partnership?s sole purpose is to trade in futures, forwards, and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

Results of Operations
General. The Partnership?s results depend on the Trading Managers and the ability of each Trading Manager?s trading program(s) to take advantage of price movements in the futures, forward, and options markets. The following presents a summary of the Partnership?s operations for the three and six month periods ended June 30, 2007 and 2006, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Managers trade in various markets at different times and that prior activity in a particular market does not mean


       that such market will be actively traded by the Trading
Managers or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Managers? trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

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

For the Three and Six Months Ended June 30, 2007
The Partnership recorded total trading results including interest income totaling $3,194,486 and expenses totaling $440,078, resulting in net income of $2,754,408 for the three months ended
June 30, 2007. The Partnership?s net asset value per Unit increased from $3,674.45 at March 31, 2007, to $4,246.85 at June
30, 2007.

The most significant trading gains of approximately 5.7% were recorded in the currency sector primarily during April and May from short positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen weakened relative to its major rivals in a continuation of the carry-trade after news that the Tankan survey was weaker than expected and a decline in Japanese industrial production increased speculation that Japanese economic growth was not sufficient to warrant an increase in interest rates by the Bank of Japan. Elsewhere, gains were recorded from long positions in the British pound and New Zealand dollar versus the U.S. dollar primarily during April as these currencies moved higher relative to the U.S. dollar after strong

       economic data out of the United Kingdom and New Zealand added to growing investor sentiment that the respective Central Banks of these countries would raise interest rates in order to combat inflation. Additionally, the value of the U.S. dollar declined against these currencies after the U.S. Federal Reserve?s decision to leave interest rates steady at 5.25%. Within the global stock index sector, gains of approximately 5.2% were experienced primarily during April and May from long positions in European and U.S. equity index futures as prices moved higher on continued strong corporate earnings and increased merger and acquisition activity. Furthermore, gains were recorded during June from long positions in Japanese stock index futures as prices moved higher amid investor optimism regarding future earnings in the technology sector. Additional gains of approximately 4.8% were recorded in the global interest rate sector throughout the quarter from short positions in European fixed-income futures as prices weakened after news from the Ifo Institute that German business sentiment climbed to the second-highest level on record and news of an increasing U.S. consumer confidence index. During May and June, European interest rate futures prices continued to fall after a report that real Gross Domestic Product in the Euro-Zone increased more than expected in the first quarter of 2007, news that Germany?s seasonally adjusted unemployment rate reached its lowest level since 1995, and housing prices in the United Kingdom showed their

       biggest jump of the year.  Elsewhere, gains were recorded from short positions in U.S. fixed-income futures as prices moved lower during May and June after the Philadelphia Federal Reserve?s index of regional manufacturing increased more than expected in April, Federal Reserve Bank of Richmond President Jeffrey Lacker stated that there were still inflationary concerns present in the U.S. economy, and the Conference Board?s index of leading economic indicators showed that five of the ten categories for the U.S. economy showed improvement. A portion of the Partnership?s gains during the quarter was offset by losses of approximately 1.2% experienced in the metals markets primarily during May from long positions in aluminum and copper futures as prices fell after an announcement by the Chinese government that it would raise export taxes for base metals and on speculation that rising production and inventories might create a global surplus. Additional losses were recorded during June from long positions in gold futures as prices fell due to speculative selling. Within the energy markets, losses of approximately 0.3% were recorded primarily during May and June from long futures positions in crude oil and its related products as prices moved lower on expectations of a rise in global stockpiles. Lastly, losses of approximately 0.2% were incurred in the agricultural markets primarily during June from long positions in wheat and soybean meal futures as prices fell due to technically-based selling.

       The Partnership recorded total trading results including interest income totaling $1,582,844 and expenses totaling $879,070, resulting in net income of $703,774 for the six months ended June 30, 2007. The Partnership?s net asset value per Unit increased from $4,089.95 at December 31, 2006, to $4,246.85 at June 30, 2007.

The most significant trading gains of approximately 3.2% were recorded in the currency sector primarily during January, April, and June from short positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen weakened relative to most of its major rivals in a continuation of the carry-trade after news that the Tankan survey was weaker than expected and a decline in Japanese industrial production increased speculation that Japanese economic growth was not sufficient to warrant an increase in interest rates by the Bank of Japan. Elsewhere, long positions in the Turkish lira, Brazilian real, Canadian dollar, and New Zealand dollar versus the U.S. dollar resulted in gains primarily during April and June as the value of the U.S. dollar weakened relative to these currencies on news that foreign investment in U.S. securities fell more than expected in February and U.S. industrial production declined in March. In addition, the value of the U.S. dollar continued to fall against its major rivals leading up to and after the U.S. Federal Reserve?s decision to leave interest rates steady at 5.25%. Additional

       gains of approximately 3.1% were experienced in the global stock index sector primarily during January, April, and May from long positions in European and Japanese equity index futures as prices climbed higher on continued optimism about the future of the global economy, as well as strong corporate earnings and increased merger and acquisition activity. Furthermore, Japanese stock index futures prices moved higher during May on optimism that strong economic growth in the Euro-Zone and the U.S. would result in higher exports from Asia. Smaller gains of approximately 3.0% were recorded in the global interest rate sector primarily during January, May, and June from short positions in European fixed-income futures as prices fell initially after reports showed confidence in the Euro-Zone economy stayed close to a six-year higher in December. Prices continued to fall after strong economic data reported in the United Kingdom and Germany increased inflation concerns. During May and June, European interest rate futures prices declined after a report that real Gross Domestic Product in the Euro-Zone increased more than expected in the first quarter of 2007, news that Germany?s seasonally adjusted unemployment rate reached its lowest level since 1995, and data indicating that housing prices in the United Kingdom showed their biggest jump of the year. A portion of the Partnership?s gains in the first six months of the year was offset by losses of approximately 3.7% recorded in the metals markets throughout a majority of the year from long

       positions in silver and gold futures as prices moved lower amid speculative selling. Elsewhere, long positions in aluminum futures resulted in losses primarily during March and June as prices weakened on worries regarding future Chinese demand. Additional losses of approximately 2.1% were incurred primarily during February and March from short futures positions in crude oil and its related products as prices reversed higher on increased concerns that unexpected refinery shutdowns would curb fuel stockpiles in the future. Additionally, prices moved higher amid rising geopolitical concerns in the Middle East. Finally, losses of approximately 0.2% were recorded throughout a majority of the year from long positions in corn futures as prices declined sharply after the U.S. Department of Agriculture?s Prospective Plantings report showed corn acreage may be up in 2007 to its highest since 1944. Further losses were incurred primarily during June from short positions in wheat futures as prices moved higher on news of damaged crops.

For the Three and Six Months Ended June 30, 2006
The Partnership recorded total trading results including interest income totaling $1,079,786 and expenses totaling $511,514, resulting in net income of $568,272 for the three months ended




       June 30, 2006. The Partnership?s net asset value per Unit increased from $4,097.84 at March 31, 2006, to $4,196.78 at June
30, 2006.

The most significant trading gains of approximately 4.6% were recorded in the global interest rate futures markets from short positions in U.S. and German fixed-income futures as prices trended lower. In the U.S., prices declined following the release of stronger than expected economic data. Similarly in Germany, rising equity prices and strong economic growth pressured German fixed-income futures prices lower. U.S. fixed-income futures prices continued to move lower into May amid higher than forecasted manufacturing and construction data and the sixteenth consecutive interest rate hike by the U.S. Federal Reserve. Smaller gains of approximately 2.5% were recorded in the metals markets, during April and May, from long futures positions in aluminum, zinc, and copper as prices rallied sharply on strong global industrial demand, particularly from the U.S., China, and India, and reports of decreasing inventories. Additional gains were experienced from long positions in gold and silver futures during April and May as prices reached 25-year highs, benefiting from strong demand and lagging supply. Additionally, higher demand for precious metals was supported by continued geopolitical concerns regarding Iran?s nuclear program, inflation concerns due to high energy prices, and solid global economic

       growth. A portion of the Partnership?s gains in the second quarter was offset by losses of approximately 2.5% incurred in the global equity index market from long positions in U.S., European, and Japanese stock index futures as equity prices reversed lower during May and continued falling into June. The weakness in the equity markets was attributed to inflation fears and uncertainty regarding global interest rate policies. Within the Asian equity index markets, long positions incurred losses as prices suffered a heavy sell-off on investor concerns that a global economic slowdown would negatively affect Japan?s export-driven economy. Losses of approximately 1.3% were incurred in the agricultural complex from short futures positions in corn as prices moved higher during May on news of strong demand and bullish export data. Newly established long positions in corn futures resulted in additional losses during June as prices reversed lower on favorable weather conditions in the U.S. Midwest and reports of improved crop conditions. Elsewhere in the agricultural markets, long positions in wheat futures incurred losses as prices reversed lower in June due to positive weather forecasts in the U.S. wheat belt. Additional losses of approximately 0.8% were recorded in the currency sector from short positions in the Japanese yen, Swiss franc, and Australian dollar as the value of the U.S. dollar weakened on news that foreign central banks, including Russia, Sweden, and several Middle Eastern central banks, were diversifying their currency

       reserves away from the U.S. dollar. Also pressuring the value of the U.S. dollar lower were concerns over the steep U.S. trade deficit and speculation that the U.S. Federal Reserve might be near the end of its interest rate tightening campaign. In addition to the U.S. dollar weakening, the Japanese yen strengthened on speculation of a possible Bank of Japan interest rate hike, while the Swiss franc moved higher on the political tensions in the Middle East, which increased the demand for the safe-haven currency. The Australian dollar also moved higher on an unexpected interest rate hike by the Reserve Bank of Australia in May. Smaller losses of approximately 0.6% were experienced in the energy sector from short futures positions in crude oil during April as prices increased sharply on strong demand, concerns of supply disruptions as tensions mounted between the U.S. and Iran, and limited production ability. Newly established long positions in crude oil futures also experienced losses as prices fell during May and June after supply data from the U.S. Department of Energy showed crude oil inventory levels at an eight-year high, on news of the death of Iraqi insurgent leader Abu Musab al-Zarqawi and positive steps taken regarding the nuclear standoff between the U.S. and Iran.


The Partnership recorded total trading results including interest income totaling $2,370,899 and expenses totaling $1,022,802, resulting in net income of $1,348,097 for the six months ended

       June 30, 2006.    The Partnership?s net asset value per
Unit increased from $3,961.07 at December 31, 2005, to $4,196.78 at June 30, 2006.

The most significant trading gains of approximately 8.0% were recorded in the global interest rate markets from short positions in U.S., European, and Japanese interest rate futures as global bond prices trended lower throughout a majority of the first quarter amid strength in regional equity markets and investor sentiment that interest rates in the United States, the European Union, and Japan would rise. U.S. fixed-income futures continued to move lower into April following the release of stronger than expected U.S. economic data. Similarly in Europe, rising equity prices, strong economic growth, and concerns about rising oil prices pressured European fixed-income futures prices lower. U.S. fixed-income prices also fell in May amid higher than forecasted manufacturing and construction data and the sixteenth consecutive interest rate hike by the U.S. Federal Reserve. Gains of approximately 4.7% resulted in the metals markets from long futures positions in aluminum, copper, and zinc as base metals prices rallied from March until May on strong global demand and on reports of falling inventories. Long positions in gold and silver futures also experienced gains as gold prices reached 25-year highs, benefiting from strong demand and lagging supply. Additionally, higher demand for precious metals was supported by

       continued geopolitical concerns regarding Iran?s nuclear program, inflation concerns due to high energy prices, and solid global economic growth. A portion of the Partnership?s gains in the first six months of the year was offset by losses of approximately 5.9% incurred in the currency sector from short positions in the Japanese yen, Swiss franc, and Australian dollar versus the U.S. dollar. During April and May the U.S. dollar moved lower on news that foreign central banks were beginning to diversify their currency reserves away from U.S. dollar-denominated assets as well as uncertainty regarding the future of the U.S. Federal Reserve?s interest rate tightening campaign. The Japanese yen and Swiss franc also moved higher against the U.S. dollar during January and February as strong economic data out of the two regions increased speculation that the Bank of Japan and European Central Bank might raise interest rates. During April, the Japanese yen strengthened on speculation of a possible Bank of Japan interest rate hike, while the Swiss franc moved higher on political tensions in the Middle East, which increased the demand for the safe-haven currency. The Australian dollar also moved higher on an unexpected interest rate hike by the Reserve Bank of Australia in May. Within the agricultural complex, losses of approximately 1.0% were experienced from long positions in wheat futures as prices declined in June amid positive weather forecasts in the U.S. wheat belt. Elsewhere in the agricultural complex, short futures positions in corn experienced losses as

       prices moved higher during May on news of strong demand and bullish export data. Newly established long positions in corn futures resulted in additional losses during June as prices reversed lower on favorable weather conditions in the U.S. Midwest and reports of improved crop conditions. Losses of approximately 0.7% were recorded in the energy sector from short futures positions in crude oil and its related products as prices strengthened in March and April on strong demand, concerns of supply disruptions as tensions mounted between the U.S. and Iran, and limited production ability. Newly established long futures positions in crude oil and its related products also experienced losses as prices reversed lower during May after supply data from the U.S. Department of Energy showed crude oil inventory levels at an eight-year high. Crude oil prices continued to fall into June on news of the death of Iraqi insurgent leader Abu Musab al-Zarqawi and positive steps taken regarding the nuclear standoff between the U.S. and Iran. Smaller losses of approximately 0.7% were incurred in the global stock index sector from long positions in U.S. and Japanese stock index futures as equity prices reversed lower during May and continued falling into June. The weakness in the equity markets was attributed to inflation fears and uncertainty regarding global interest rate policies. Within the Asian equity index markets, long futures positions incurred losses as prices suffered a heavy sell-off on investor


       concern that a global economic slowdown would negatively affect Japan?s export-driven economy.



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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded

       forward currency contracts are settled upon termination of the contract. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

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

The Partnership?s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership?s market risk is limited by the uncertainty of its speculative trading. The Partnership?s speculative trading and use of

       leverage may cause future losses and volatility (i.e.,
?risk of ruin?) that far exceed the Partnership?s experience to date under the ?Partnership?s Value at Risk in Different Market Sectors? section and significantly exceed the Value at Risk (?VaR?) tables disclosed.

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


       The Partnership?s risk exposure in the market sectors traded by the Trading Managers is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at June 30, 2007 and 2006. At
June 30, 2007 and 2006, the Partnership?s total capitalization was approximately $20 million and $23 million, respectively.

Primary Market	            June 30, 2007        June 30, 2006
Risk Category	              Value at Risk        Value at Risk

Equity	(1.97)%	    (0.55)%
Interest Rate	               (1.48)	    (1.74)
Currency	(1.28)	(0.68)
Commodity                       	(0.31)	(0.21)
Aggregate Value at Risk         	(2.79)%	(1.67)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from July 1, 2006, through June 30, 2007.

Primary Market Risk Category	   High		 Low		  Average
Equity	(2.44)%	(1.11)%	(1.76)%

Interest Rate	(1.48)	(0.50)	(0.89)

Currency	(1.66)	(1.28)	(1.47)

Commodity	(1.11)	(0.31)	(0.77)

Aggregate Value at Risk	(2.95)%	(2.04)%	(2.51)%



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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at June 30, 2006, and for the four quarter-end reporting periods from July 1, 2006, through June 30, 2007. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of June 30, 2007, such amount is equal to approximately 90% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at June 30, 2007, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Equity. The largest market exposure of the Partnership at June 30, 2007, was to the global stock index sector, primarily to equity price risk in the G-7 countries. The G-7 countries consist
       of France, the U.S., Britain, Germany, Japan, Italy, and
Canada.

The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At June 30, 2007, the Partnership?s primary exposures were to the DAX (Germany), NIKKEI 225 (Japan), NASDAQ 100 (U.S.), TOPIX (Japan), S&P 500 (U.S.), Euro Stoxx 50 (European), Hang Seng (Hong Kong), CAC 40 (France), and Dow Jones (U.S.) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., European, and Asian stock indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Interest Rate. The second largest market exposure of the Partnership at June 30, 2007, was to the global interest rate sector. This exposure was primarily spread across the U.S., European, Japanese, and Australian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. Demeter anticipates that the G-7 countries? interest rates will remain the primary interest rate exposures of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Currency. The third largest market exposure of the Partnership at June 30, 2007, was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies including cross-rate ? i.e., positions between two currencies other than the U.S. dollar. At June 30, 2007, the Partnership?s major exposures were to euro, Japanese yen, Australian dollar, Polish zloty, British pound, and Canadian dollar currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies.
 These other currencies include major and minor currencies.
Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Commodity.
Soft Commodities and Agriculturals. At June 30, 2007, the Partnership had market exposure to the markets that comprise these sectors. Most of the exposure was to the wheat, soybeans, corn, sugar, cotton, soybean meal, cocoa, and live cattle markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Energy. At June 30, 2007, the Partnership had market exposure to the energy sector. The Partnership?s primary energy exposure was to futures contracts in crude oil and its related products, as well as natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in price resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2007:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at June 30, 2007, were in euros, British pounds, Swiss francs, Japanese yen, Hong Kong dollars, and Australian dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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


Not applicable.

PART II.  OTHER INFORMATION

Item 1A. RISK FACTORS

Information regarding risk factors appears in Item 2. ?Management?s Discussion and Analysis of Financial Condition and Results of Operations? and Item 3. ?Quantitative and Qualitative Disclosures about Market Risk? of this Form 10-Q. There have been no other material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2006, and the Partnership?s Report on Form 10Q for the quarter ended March 31, 2007.


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



				         Morgan Stanley Cornerstone Fund III L.P.
				         (Registrant)

                     By:   Demeter Management Corporation
                           (General Partner)

August 14, 2007      By:   /s/Lee Horwitz
                              Lee Horwitz
                              Chief Financial Officer







The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.













1486: