Form 10-Q
period 2007-09-30
MORGAN STANLEY CORNERSTONE FUND III L.P.
filed 2007-11-13
CIK 737000

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2007




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of September 30, 2007
		(Unaudited) and December 31, 2006..........................2

		Statements of Operations for the Three and Nine Months
		Ended September 30, 2007 and 2006 (Unaudited) .............3

		Statements of Changes in Partners? Capital for the
		Nine Months Ended September 30, 2007 and 2006 	(Unaudited)..4

		Statements of Cash Flows for the Nine Months Ended
		September 30, 2007 and 2006 (Unaudited)....................5

		Schedules of Investments as of September 30, 2007
		(Unaudited) and December 31, 2006..........................6

		Notes to Financial Statements (Unaudited)...............7-14

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations.......15-29

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................29-43

Item 4.	Controls and Procedures................................44

Item 4T.	Controls and Procedures................................44


PART II. OTHER INFORMATION

Item 1A.Risk Factors...........................................45

Item 6.	Exhibits...............................................45



       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY CORNERSTONE FUND III L.P.
	STATEMENTS OF FINANCIAL CONDITION
	                 September 30,	    December  31,
	      2007     	         2006
	                      $	      $
	                     (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Unrestricted cash	14,570,317	18,056,766
	Restricted cash	     1,403,434	     2,408,811

	    Total cash	   15,973,751	      20,465,577

	Net unrealized gain on open contracts (MS&Co.)	714,259       	        489,311
	Net unrealized gain on open contracts (MSIP)	          46,095  	                  42,675

	     Total net unrealized gain on open contracts	        760,354	        531,986

	     Total Trading Equity	16,734,105  	20,997,563

Interest receivable (MS&Co.)	44,119	                     67,511
Due from MS&Co.	                                  ?           	         34,489

	     Total Assets	    16,778,224	   21,099,563

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	174,085	352,302
Accrued administrative expenses	96,028	108,753
Accrued management fees	         48,657	          61,223

	     Total Liabilities	       318,770	        522,278

Partners? Capital

Limited Partners (4,358.473 and
	  4,928.664 Units, respectively)	16,081,207   	20,157,999
General Partner (102.516 Units)		       378,247	        419,286

	     Total Partners? Capital	   16,459,454	   20,577,285

	     Total Liabilities and Partners? Capital                                                   16,778,224	   21,099,563

NET ASSET VALUE PER UNIT	       3,689.64	       4,089.95

The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY CORNERSTONE FUND III L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)
                                          For the Three Months                           For the Nine Months
  	                       Ended September 30,        	            Ended September 30,


                                            2007   	         2006    	       2007   	    2006
                                             $	             $	           $ 	 $
INVESTMENT INCOME
	Interest income (MS&Co.)	    158,110		  214,077	                 548,620	  	          640,787

EXPENSES
	Brokerage commissions (MS&Co.)	254,733	278,702	708,960		803,794
	Management fees	   149,495	   185,608	495,566 	   	596,101
	Common administrative expenses	     24,000		     25,000		        	72,000                   68,000
	Transaction fees and costs	     13,330	 	      16,239		        	44,102                   60,456

		   Total Expenses 	    441,558	     505,549	 1,320,628		    1,528,351

NET INVESTMENT LOSS 	   (283,448)	    (291,472)	   (772,008)		     (887,564)

TRADING RESULTS
Trading profit (loss):
	Realized	(2,404,087)	(830,653) 	(1,352,101)		1,328,152
	Net change in unrealized	         88,020	     (442,082)	    228,368 		     (656,698)

		  Total Trading Results	   (2,316,067)	  (1,272,735)	   (1,123,733)		       671,454


NET LOSS 	   (2,599,515)	  (1,564,207)	   (1,895,741)		     (216,110)


NET LOSS ALLOCATION

	Limited Partners	(2,542,392)	(1,534,485)	(1,854,702)		(210,552)
	General Partner 	(57,123)	(29,722)	(41,039)		(5,558)


NET LOSS PER UNIT

	Limited Partners                                                  	(557.21)	(289.92)                 (400.31)           	(54.21)
	General Partner                                                   	(557.21)	(289.92)	(400.31)            	(54.21)


			                                                                       Units	     Units   	    Units       	         Units
WEIGHTED AVERAGE NUMBER
	OF UNITS OUTSTANDING                                  4,558.278	    5,319.967             4,754.544	  	  5,513.185       		 	(0.19)

	The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY CORNERSTONE FUND III L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Nine Months Ended September 30, 2007 and 2006
	(Unaudited)




                                                              	Units of
	Partnership	Limited	General
	     Interest   	  Partners  	   Partner   	     Total
		$	$	$
Partners? Capital,
December 31, 2005	 5,796.009	22,552,335	406,073	22,958,408

Net Loss	    ?	(210,552)	(5,558)	(216,110)

Redemptions	  (590.533)	   (2,405,236) 	            ?   	 (2,405,236)

Partners? Capital,
September 30, 2006                                      5,205.476	  19,936,547	              400,515	20,337,062






Partners? Capital,
December 31, 2006	 5,031.180	20,157,999	419,286	20,577,285

Net Loss	    ?	(1,854,702)	(41,039)	(1,895,741)

Redemptions	  (570.191)	   (2,222,090) 	            ?   	 (2,222,090)

Partners? Capital,
September 30, 2007                                      4,460.989	  16,081,207	              378,247	16,459,454








The accompanying notes are an integral part of these financial statements.





       <table> 	MORGAN STANLEY CORNERSTONE FUND III L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)


	         For the Nine Months Ended September 30,

	      2007     	      2006
	    $	      $

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss		(1,895,741)		     (216,110)
Noncash item included in net loss:
	Net change in unrealized		(228,368)	   656,698

(Increase) decrease in operating assets:
	Restricted cash		 1,005,377	(207,852)
	Interest receivable (MS&Co.)		 23,392	(5,665)
	Due from MS&Co.                 	 	    34,489	17,175

Decrease in operating liabilities:
	Accrued administrative expenses		(12,725)	(14,790)
	Accrued management fees                                               		       (12,566)	           (7,395)

Net cash provided by (used for) operating activities  			   (1,086,142)	        222,061

CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid for redemptions of Units			   (2,400,307)	    (2,312,013)

Net cash used for financing activities               	    (2,400,307)	    (2,312,013)

Net decrease in unrestricted cash                                                      (3,486,449)		 (2,089,952)

Unrestricted cash at beginning of period                                   	    18,056,766	                  21,002,788

Unrestricted cash at end of period                                            		   14,570,317  	                18,912,836







	The accompanying notes are an integral part of these financial statements.





       <table> MORGAN STANLEY CORNERSTONE FUND III L.P.
SCHEDULES OF INVESTMENTS
September 30, 2007 (Unaudited) and December 31, 2006







Futures and Forward Contracts
     Long
 Unrealized
     Gain/(Loss)

Percentage of
  Net Assets
    Short
 Unrealized
Gain/(Loss)

Percentage of
   Net Assets
      Net
Unrealized
Gain/(Loss)

$
%
$
%
$







September 30, 2007, Partnership Net Assets:   $16,459,454



Commodity
    400,477
        2.43
    45,490
       0.28
 445,967
Equity
    35,172
        0.21
    (98,863)
      (0.60)
 (63,691)
Foreign currency
    381,726
        2.32
    (4,144)
      (0.03)
 377,582
Interest rate
      56,670
        0.35
    (5,710)
      (0.03)
   50,960






     Grand Total:
    874,045
        5.31
   (63,227)
      (0.38)
 810,818

     Unrealized Currency Loss





  (50,464)

     Total Net Unrealized Gain per Statement of Financial Condition



760,354







December 31, 2006, Partnership Net Assets:  $20,577,285









Commodity
      23,088
        0.11
   169,297
       0.82
 192,385
Equity
  234,490
        1.14
           ?
          ?
 234,490
Foreign currency
    (37,575)
       (0.18)
   144,851
       0.70
 107,276
Interest rate
    (65,141)
       (0.32)
   154,876
       0.75
   89,735






     Grand Total:
    154,862
        0.75
   469,024
       2.27
 623,886

     Unrealized Currency Loss





  (91,900)

     Total Net Unrealized Gain per Statement of Financial Condition



 531,986







The accompanying notes are an integral part of these financial statements.

       MORGAN STANLEY CORNERSTONE FUND III L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

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

The Partnership?s general partner is Demeter Management
Corporation (?Demeter?).  Morgan Stanley & Co. Incorporated
(?MS&Co.?) is the Partnership?s principal commodity broker-dealer


       MORGAN STANLEY CORNERSTONE FUND III L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


and also acts as the counterparty on all trading of foreign currency forward contracts. In addition, Morgan Stanley & Co. International plc (?MSIP?) serves as the commodity broker for trades on the London Metal Exchange. Demeter, MS&Co., and MSIP are wholly-owned subsidiaries of Morgan Stanley. The trading managers to the Partnership are Graham Capital Management, L.P. and Sunrise Capital Management, Inc. (individually, a ?Trading Manager?, or collectively, the ?Trading Managers?).

2.  Related Party Transactions
The Partnership?s cash is on deposit with MS&Co. and MSIP in futures, forward, and options trading accounts to meet margin requirements as needed. Monthly, MS&Co. pays the Partnership interest income on 80% of its average daily Net Assets at a rate equal to the average yield on 13-week U.S. Treasury bills. The Partnership pays brokerage commissions to MS&Co.



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



       MORGAN STANLEY CORNERSTONE FUND III L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)



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

The net unrealized gains on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Statements of Financial Condition, and their longest contract maturities were as follows:













       MORGAN STANLEY CORNERSTONE FUND III L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

	Net Unrealized Gains
	on Open Contracts	Longest Maturities
		Off-			Off-
	Exchange-	Exchange-		Exchange-	Exchange-
Date	 Traded  	  Traded   	Total	 Traded  	 Traded
	 $	  $	$

Sep. 30, 2007	402,577	357,777	760,354	Mar. 2009	Dec. 2007
Dec. 31, 2006	413,691	118,295	531,986	Jun. 2008	Mar. 2007

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.



The Partnership also has credit risk because MS&Co. and MSIP act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each as a futures commission merchant for the Partnership?s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?),


       MORGAN STANLEY CORNERSTONE FUND III L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $16,376,328 and $20,879,268 at September 30, 2007, and December
31, 2006, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS&Co. This agreement, which seeks to reduce both the Partnership?s and MS&Co.?s exposure



       MORGAN STANLEY CORNERSTONE FUND III L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS&Co.?s bankruptcy or insolvency.

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





       MORGAN STANLEY CORNERSTONE FUND III L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


5.  Restricted and Unrestricted Cash
As reflected on the Partnership?s Statements of Financial
Condition, restricted cash represents cash on deposit to satisfy margin requirements for trading. These amounts of restricted cash are maintained in separate trading accounts. Cash that is not on deposit to satisfy the margin requirements for trading is reflected as unrestricted cash.

Item 2. MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL
	   CONDITION AND RESULTS OF OPERATIONS


Liquidity. The Partnership deposits its assets with MS&Co. and MSIP as commodity brokers in separate futures, forward, and options trading accounts established for each Trading Manager. Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership?s trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. Since the Partnership?s sole purpose is to trade in futures, forwards, and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

Results of Operations
General. The Partnership?s results depend on the Trading Managers and the ability of each Trading Manager?s trading program(s) to take advantage of price movements in the futures, forward, and options markets. The following presents a summary of the Partnership?s operations for the three and nine month periods ended September 30, 2007 and 2006, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Managers trade in various markets at different times and that prior activity in a particular market

       does not mean that such market will be actively traded by the Trading Managers or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Managers? trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership?s results of operations set forth in the financial statements on pages 2 through 14 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit
(loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of the close of business. Interest income, as

       well as management fees, incentive fees, and brokerage commissions, and transaction fees and costs of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three and Nine Months Ended September 30, 2007
The Partnership recorded total trading results including interest income totaling $(2,157,957) and expenses totaling $441,558, resulting in a net loss of $ 2,599,515 for the three months ended September 30, 2007. The Partnership?s net asset value per Unit decreased from $4,246.85 at June 30, 2007, to $3,689.64 at September 30, 2007.

The most significant trading losses of approximately 5.3% were recorded in the global stock index sector primarily during July and August from long positions in European, Japanese, and U.S. equity index futures as prices reversed lower on persistent concerns that a widening credit crunch, sparked by U.S. sub-prime mortgage losses, would erode global economic growth and corporate earnings. Additional losses of approximately 4.5% were incurred in the currency sector primarily during July and August from

       short positions in the Japanese yen versus the U.S. dollar and euro as the value of the Japanese yen reversed higher against most of its major rivals when traders reduced ?carry-trade? positions after the sell-off in the global equity markets resulted in investors trimming ?riskier? assets funded by loans in Japan. Similarly, short positions in the Swiss franc versus the U.S. dollar resulted in losses during July and August as the value of the Swiss franc rose against the U.S. dollar.
Elsewhere, long positions in the British pound versus the U.S. dollar experienced losses during August as the value of the U.S. dollar reversed higher against the British pound after continued extreme volatility in the global equity markets and widening credit losses tied to U.S. sub-prime loans resulted in substantially stronger demand for U.S. dollar-denominated government bonds. Finally, losses were recorded from short positions in the Czech koruna versus the U.S. dollar during July as the value of Czech koruna moved higher relative to the U.S. dollar after the Czech National Bank increased its benchmark interest rate to 3.0%. Within the global interest rate sector, losses of approximately 3.0% were incurred primarily during July and August from short positions in European and U.S. fixed-income futures as prices reversed sharply higher in a worldwide ?flight-to-quality? after the significant decline in the global equity markets resulted in substantially higher demand for the ?safe haven? of government bonds. Smaller losses of approximately 1.0%

       were experienced in the energy markets primarily during
August from long futures positions in crude oil and its related products as prices declined amid concerns that a slowdown in the global economy would negatively impact global energy demand. A portion of the Partnership?s losses during the quarter was offset by gains of approximately 0.2% recorded in the agricultural markets, primarily during August and September, from long positions in wheat futures as prices increased to a record high due to a rise in demand amid news from the U.S. Department of Agriculture that global stockpiles would fall to the lowest level in 26 years and after unfavorable weather in key growing countries such as Ukraine and Australia. Smaller gains of approximately 0.2% were experienced in the metals markets primarily during September from short positions in aluminum futures as prices moved lower following news that surplus production would increase supply.

The Partnership recorded total trading results including interest income totaling $(575,113) and expenses totaling $1,320,628, resulting in a net loss of $1,895,741 for the nine months ended September 30, 2007. The Partnership?s net asset value per Unit decreased from $4,089.95 at December 31, 2006, to $3,689.64 at September 30, 2007.


       The most significant trading losses of approximately 3.5%
were recorded in the metals markets during February, March, May, and June from long positions in silver and gold futures as prices moved lower amid speculative selling. Additional losses were incurred during August from long positions in gold futures as prices reversed lower amid temporary strength in the U.S. dollar. Elsewhere, long positions in aluminum futures resulted in losses, primarily during March and June, as prices weakened on worries regarding future Chinese demand. Finally, losses were incurred from both short and long positions in copper futures as prices moved without consistent direction throughout a majority of the year amid conflicting data regarding supply and demand. Further losses of approximately 3.0% were experienced in the energy markets, primarily during February and March, from short futures positions in gasoline, crude oil, and heating oil as prices moved higher on increased concerns that unexpected refinery shutdowns would curb fuel stockpiles in the future and amid rising geopolitical concerns in the Middle East. During August, long positions in crude oil futures and its related products resulted in further losses as prices declined amid concerns that a slowdown in the global economy, sparked by the U.S. sub-prime mortgage losses, would negatively impact global energy demand. Within the global stock index sector, losses of approximately 2.4% were incurred during February and March from long positions in U.S. and Japanese stock index futures as prices reversed sharply lower after the massive sell-off in the global equity
       markets that began on February 27, 2007, following
comments from former U.S. Federal Reserve Chairman Alan Greenspan that the U.S. economy could be due for a recession. In addition, concerns that tighter credit conditions in China and Japan would dampen global growth first sent Chinese stock markets plunging before the sell-off spread to other equity markets. Furthermore, prices were pressured lower during the third quarter on persistent concerns that a widening credit crunch would erode
global economic   growth and corporate earnings, thus resulting
in losses from long positions during July and August. Finally, losses of approximately 1.5% were recorded in the currency sector during February, March, July, and August from short positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen reversed sharply higher against the U.S. dollar after a combination of factors including investor speculation that consistently strong economic data out of Japan would force the Bank of Japan to continue raising interest rates and after the sell-off in the global equity markets resulted in investors trimming ?riskier? assets funded by loans in Japan, thereby unwinding carry-trades. Similarly, short positions in the Swiss franc versus the U.S. dollar incurred losses during February, July, and August as the value of the Swiss franc also reversed higher against the U.S. dollar amid worries of a narrowing interest rate differential. Elsewhere in the currency markets, losses were experienced during March and August from long

       positions in the British pound versus the U.S. dollar as the value of the British pound reversed lower amid speculation that the Bank of England would not continue to increase interest rates in the near-term. Furthermore, the value of the U.S. dollar strengthened against the British pound during August as continued extreme volatility in the global equity markets and widening credit losses tied to U.S. sub-prime loans resulted in substantially stronger demand for U.S. dollar-denominated government bonds.

For the Three and Nine Months Ended September 30, 2006
The Partnership recorded total trading results including interest income totaling $(1,058,658) and expenses totaling $505,549, resulting in a net loss of $1,564,207 for the three months ended September 30, 2006. The Partnership?s net asset value per Unit decreased from $4,196.78 at June 30, 2006, to $3,906.86 at
September 30, 2006.

The most significant trading losses of approximately 7.1% were recorded in the global interest rate futures markets throughout the quarter from short positions in U.S., European, and Japanese fixed-income futures as prices reversed higher during July and August on significant geopolitical concerns and fears of a slowing global economy demonstrated by weak economic data out of the United States, Germany, and Japan, thereby diminishing
       expectations for future interest rate hikes by the U.S.
Federal Reserve, European Central Bank, and Bank of Japan.
Within the energy markets, losses of approximately 0.7% were incurred primarily during July and August from long futures positions in crude oil and its related products as prices moved lower after weaker than expected U.S. economic data led investors to believe that energy demand would be negatively affected. Further pressuring prices lower was the unexpected climb in domestic gasoline supplies as reported by the U.S. Department of Energy. Prices continued to move lower towards the end of August after news of an official cease-fire between Israel and Hezbollah militants in Lebanon and news that OPEC reduced its 2006 oil demand growth forecast on expectations of a slowing global economy. Further losses were recorded in the energy markets from short futures positions in natural gas as prices increased during July after hot weather across much of the U.S. boosted demand. Additional losses of approximately 0.2% were recorded within the global stock index futures markets, primarily during August and September, from short positions in U.S. equity index futures as prices increased after tamer than expected core consumer inflation data and speculation of a slowing U.S. economy lifted hopes that the U.S. Federal Reserve would stop raising interest rates. Smaller losses of approximately 0.1% were incurred within the agricultural markets, primarily during July and August, from short positions in corn futures as prices increased amid strong
       demand and an increase in ethanol production.  Prices were also pressured higher during September on expectations of increased demand after the U.S. Department of Agriculture reported larger than expected global purchases. A portion of the Partnership?s overall losses for the quarter was offset by gains of approximately 1.0% experienced within the currency markets, primarily during August and September, from short positions in the Japanese yen against the U.S. dollar as the value of the Japanese yen moved lower after the Japanese Consumer Price Index for July came in lower than expected and was revised downward for the previous months.

The Partnership recorded total trading results including interest income totaling $1,312,241 and expenses totaling $1,528,351, resulting in a net loss of $216,110 for the nine months ended
September 30, 2006.    The Partnership?s net asset value per Unit
decreased from $3,961.07 at December 31, 2005, to $3,906.86 at September 30, 2006.

The most significant trading losses of approximately 5.0% were recorded in the currency markets, during the first quarter, from long U.S. dollar positions versus the Swiss franc, euro, and Japanese yen as the value of the dollar reversed lower on expectations that a string of increases in interest rates by the U.S. Federal Reserve could possibly come to an end. Also pushing
       the value of the U.S. dollar lower against its rivals was speculation that foreign central banks might move to diversify some of its U.S. dollar based assets into other currencies. The Swiss franc, euro, and Japanese yen also moved higher against the U.S. dollar during January and February as strong economic data out of Europe and Japan regions increased speculation that the European Central Bank and Bank of Japan would raise interest rates. Further losses were recorded during April from short positions in the Swiss franc and Japanese yen as the Swiss franc reversed higher on the political tensions in the Middle east, which increased the demand for the ?safe haven? currency, while the Japanese yen strengthened on speculation of a possible interest rate hike by the Bank of Japan. Finally, during July, losses were recorded from short U.S. dollar positions against the euro as the value of the U.S. dollar moved higher due to a narrower than expected U.S. trade deficit. Furthermore, the value of the euro moved lower after the European Central Bank decided to keep interest rates unchanged. Within the energy markets, losses of approximately 1.5% were incurred during April from short futures positions in crude oil and its related products as prices strengthened on strong demand, concerns of supply disruptions as tensions mounted between the U.S. and Iran, and limited production ability. During May, losses were recorded from long positions as prices reversed lower after supply data from the U.S. Department of Energy showed crude oil inventory
       levels at an eight-year high, news of the death of Iraqi insurgent leader Abu Musab al-Zarqawi, and positive steps taken regarding the nuclear standoff between the U.S. and Iran.
Further losses were incurred during July and August from long futures positions in crude oil and its related products as prices moved lower after weaker than expected U.S. economic data led investors to believe that energy demand will be negatively affected. Further pressuring prices lower was the unexpected climb in domestic gasoline supplies, news of an official cease-fire between Israel and Hezbollah militants in Lebanon, and reports that OPEC reduced its 2006 oil demand growth forecast. Additional losses of approximately 1.1% were recorded within the agricultural markets, primarily during June, from long positions in wheat futures as prices declined amid positive weather forecasts in the U.S. wheat belt. Elsewhere in the agricultural complex, short futures positions in corn experienced losses as prices moved higher during May on news of strong demand and bullish export data. Newly established long positions in corn futures resulted in additional losses during June as prices reversed lower on favorable weather conditions in the U.S. Midwest and reports of improved crop conditions. A portion of the Partnership?s overall losses for the first nine months of the year was partially offset by gains of approximately 4.7% recorded in the metals sector, primarily during the first six months of the year, from long futures positions in aluminum, copper, and

       zinc as base metals prices rallied on strong global demand and on reports of falling inventories. Long positions in gold and silver futures experienced additional gains within the metals sector as gold prices reached 25-year highs on continued geopolitical concerns and inflation fears due to high energy prices. Smaller gains of approximately 0.4% were experienced within the global interest rate futures markets, primarily during March from short positions in U.S. and European interest rate futures as global bond prices trended lower amid strength in regional equity markets and investor sentiment that interest rates in the United States and the European Union would rise. U.S. fixed-income futures continued to move lower into April following the release of stronger than expected U.S. economic data resulting in further gains from short positions. Similarly in Europe, rising equity prices, strong economic growth and concerns about rising oil prices pressured European fixed-income futures prices lower.


Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures, forwards, and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership?s assets are at risk of trading loss. Unlike an operating company, the risk of market-

       sensitive instruments is inherent to the primary business activity of the Partnership.

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



       Quantifying the Partnership?s Trading Value at Risk
The following quantitative disclosures regarding the Partnership?s market risk exposures contain ?forward-looking statements? within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership?s open positions is directly reflected in the Partnership?s earnings and cash flow.

The Partnership?s risk exposure in the market sectors traded by the Trading Managers is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are

       based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in
100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

The Partnership?s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

VaR models, including the Partnership?s, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model

       is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Managers in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly-titled measures used by other entities.

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at September 30, 2007, and 2006. At September 30, 2007, and 2006, the Partnership?s total capitalization was approximately $16 million and $20 million, respectively.

Primary Market	          September 30, 2007    September 30, 2006
Risk Category	              Value at Risk         Value at Risk

Currency	(1.62)%	(1.33)%
Interest Rate	               (0.74)	    (0.91)
Equity	(0.38)	    (1.51)
Commodity                       	(2.40)	(1.11)
Aggregate Value at Risk         	(3.25)%	(2.24)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category.
The Aggregate Value at Risk listed above represents the VaR of the


       Partnership?s open positions across all the market
categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Such changes could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from October 1, 2006, through September 30, 2007.

Primary Market Risk Category	   High		 Low		  Average
Currency	(1.66)%	(1.28)%	(1.54)%

Interest Rate	(1.48)	(0.50)	(0.84)

Equity	(2.44)	(0.38)	(1.47)

Commodity	(2.40)	(0.31)	(1.09)

Aggregate Value at Risk	(3.25)%	(2.04)%	(2.76)%

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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at September 30, 2006, and for the four quarter-end reporting periods from October 1, 2006, through September 30, 2007. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of September 30, 2007, such amount is equal to approximately 91% of the Partnership?s net asset value. A decline in short-term interest rates would result
       in a decline in the Partnership?s cash management income.
This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at September 30, 2007, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. The second largest market exposure of the Partnership at September 30, 2007, was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies including cross-rate ? i.e., positions between two currencies other than the U.S. dollar. At September 30, 2007, the Partnership?s major exposures were to Canadian dollar, euro, and Japanese yen, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated
       with the Partnership?s currency trades will change
significantly in the future.

Interest Rate. At September 30, 2007, the Partnership had market exposure to the global interest rate sector. This exposure was primarily spread across the U.S., Japanese, and European interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. Demeter anticipates that the G-7 countries? interest rates will remain the primary interest rate exposures of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Equity. At September 30, 2007, the Partnership had market exposure to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based
       indices.  At September 30, 2007, the Partnership?s primary exposures were to the NASDAQ 100 (U.S.), NIKKEI 225 (Japan), TOPIX (Japan), DAX (Germany), S&P 500 (U.S.), and Euro Stoxx 50 (European) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., European, and Asian stock indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Commodity.
Energy. The largest market exposure of the Partnership at September 30, 2007, was to the energy sector. The Partnership?s primary energy exposure was to futures contracts in crude oil and its related products. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in price resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Metals.	 The third largest market exposure of the
Partnership at September 30, 2007, was to the metals sector. The Partnership?s metals exposure was to fluctuations in the price of precious metals, such as gold. The Partnership also had exposure to base metals, such as aluminum and copper. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Managers utilize trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Soft Commodities and Agriculturals. At September 30, 2007, the Partnership had market exposure to the markets that comprise these sectors. Most of the exposure was to the soybean meal, soybeans, coffee, and cocoa markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2007:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at September 30, 2007, were in Japanese
       yen, euros, British pounds, Hong Kong dollars,
Australian dollars, and Swiss francs. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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


Not applicable.

PART II.  OTHER INFORMATION

Item 1A. RISK FACTORS

Information regarding risk factors appears in Item 2. ?Management?s Discussion and Analysis of Financial Condition and Results of Operations? and Item 3. ?Quantitative and Qualitative Disclosures about Market Risk? of this Form 10-Q. There have been no other material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2006, and the Partnership?s Report on Form 10Q for the quarters ended March 31, 2007, and June 30, 2007.


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



				         Morgan Stanley Cornerstone Fund III L.P.
				         (Registrant)

                     By:   Demeter Management Corporation
                           (General Partner)

November 13, 2007    By:   /s/Lee Horwitz
                              Lee Horwitz
                              Chief Financial Officer







The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.