Form 10-Q
period 2008-03-31
MORGAN STANLEY CORNERSTONE FUND III L.P.
filed 2008-05-15
CIK 737000

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer_______ 		Accelerated filer_______
Non-accelerated filer   X   		Smaller reporting company_______

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___ No X


	       <table> MORGAN STANLEY CORNERSTONE FUND III L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2008




PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of March 31, 2008
		(Unaudited) and December 31, 2007..........................2

		Statements of Operations for the Quarters
		Ended March 31, 2008 and 2007 (Unaudited) .................3

		Statements of Changes in Partners? Capital for the
		Quarters Ended March 31, 2008 and 2007 (Unaudited) ........4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2008 and 2007 (Unaudited)........................5

		Condensed Schedules of Investments as of March 31, 2008
		(Unaudited) and December 31, 2007..........................6

		Notes to Financial Statements (Unaudited)...............7-15

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations.......16-26

Item 3.	Quantitative and Qualitative Disclosures About
			Market Risk.........................................26-40

Item 4.	Controls and Procedures................................40

Item 4T.	Controls and Procedures................................41


PART II. OTHER INFORMATION

Item 1A.Risk Factors...........................................42

Item 5.	Other Information...................................42-44

Item 6.	Exhibits...............................................44


       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY CORNERSTONE FUND III L.P.
	STATEMENTS OF FINANCIAL CONDITION
	                     March 31,	    December  31,
	      2008     	         2007
	                      $	      $
	                     (Unaudited)
ASSETS
Trading Equity:
	Unrestricted cash	11,205,236	15,925,629
	Restricted cash	     8,743,772	     1,251,653

	    Total cash	  19,949,008	      17,177,282

	Net unrealized gain on open contracts (MS&Co.)	539,411       	        741,994
	Net unrealized gain on open contracts (MSIP)	                                          146,805	                    54,095

	     Total net unrealized gain on open contracts	       686,216	        796,089

	     Total Trading Equity	20,635,224  	17,973,371

Interest receivable (MS&Co.)	19,268	                     36,546
Due from MS&Co.	                                    -             	          12,811

	     Total Assets	  20,654,492	   18,022,728

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	348,845	159,039
Accrued administrative expenses	124,071	111,753
Accrued management fees	         59,880	          52,241

	     Total Liabilities	       532,796	        323,033

Partners? Capital

Limited Partners (4,023.742 and
	  4,175.524 Units, respectively)	19,621,777   	17,275,552
General Partner (102.516 Units)		       499,919	        424,143

	     Total Partners? Capital	   20,121,696	   17,699,695

	     Total Liabilities and Partners? Capital                                                   20,654,492	   18,022,728

NET ASSET VALUE PER UNIT	        4,876.50	       4,137.34

The accompanying notes are an integral part of these financial statements.

       <table>	MORGAN STANLEY CORNERSTONE FUND III L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)


  	   	     For the Quarters Ended March 31,


                                                                         		           2008    	      2007
                                                                               	                       $		         $
INVESTMENT INCOME
	Interest income (MS&Co.)		            82,654			       204,140

EXPENSES
	Management fees 	      	173,086	173,217
	Brokerage commissions (MS&Co.)		172,766	228,715
	Common administrative expenses	        	21,000	 24,000
	Transaction fees and costs		          7,965	         13,060

		Total Expenses		      374,817	       438,992

NET INVESTMENT LOSS	     (292,163)	      (234,852)

TRADING RESULTS
Trading profit (loss):
	Realized			3,535,956	(1,627,641)
	Net change in unrealized		     (109,873)	      (188,141)

    		Total Trading Results		   3,426,083	   (1,815,782)

NET INCOME (LOSS)  	   3,133,920	    (2,050,634)


NET INCOME (LOSS) ALLOCATION

	Limited Partners                                                  		3,058,144	  (2,008,038)
   	General Partner                                                  		         75,776	       	(42,596)


NET INCOME (LOSS) PER UNIT

	Limited Partners                                                   		739.16	(415.50)
	General Partner                                                   		        739.16	     (415.50)


			          Units     	                             Units
WEIGHTED AVERAGE NUMBER
	OF UNITS OUTSTANDING                          	   4,208.882		   4,955.537

	The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY CORNERSTONE FUND III L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Quarters Ended March 31, 2008 and 2007
	(Unaudited)




                                                              	Units of
	Partnership	Limited	General
	     Interest   	  Partners  	   Partner   	     Total
		$	$	$
Partners? Capital,
December 31, 2006	5,031.180	20,157,999	419,286	20,577,285

Net Loss	?	(2,008,038)	(42,596)	(2,050,634)

Redemptions	   (162.628)	     (637,397) 	        ?  	      	        (637,397)

Partners? Capital,
March 31, 2007	           4,868.552	  17,512,564	             376,690	 17,889,254





Partners? Capital,
December 31, 2007	4,278.040	17,275,552	424,143	17,699,695

Net Income	?	3,058,144	75,776	3,133,920

Redemptions	   (151.782)	     (711,919) 	        ?  	      	        (711,919)

Partners? Capital,
March 31, 2008	           4,126.258	  19,621,777	             499,919	 20,121,696












The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY CORNERSTONE FUND III L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)


	         For the Quarters Ended March 31,

	      2008     	      2007
	    $	      $

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	  3,133,920		    	 (2,050,634)
Noncash item included in net income (loss):
	Net change in unrealized		109,873	   188,141

(Increase) decrease in operating assets:
	Restricted cash		(7,492,119) 	1,119,740
	Interest receivable (MS&Co.)		17,278	6,560
	Due from MS&Co.                 	 	    12,811	12,554

Increase (decrease) in operating liabilities:
	Accrued administrative expenses		12,318	1,786
	Accrued management fees                                               		             7,639	           (8,241)

Net cash provided by (used for) operating activities  			  (4,198,280)	       (730,094)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid for redemptions of Units			         (522,113)	       (766,487)

Net cash used for financing activities               	      (522,113)	      (766,487)

Net increase (decrease) in unrestricted cash                                     	(4,720,393)	 (1,496,581)

Unrestricted cash at beginning of period                                   	    15,925,629                  17,796,766

Unrestricted cash at end of period                                            		     11,205,236 	                 16,300,185







	The accompanying notes are an integral part of these financial statements.


- 5 -


       <table> MORGAN STANLEY CORNERSTONE FUND III L.P.
CONDENSED SCHEDULES OF INVESTMENTS
March 31, 2008 (Unaudited) and December 31, 2007







Futures and Forward Contracts
     Long
 Unrealized
     Gain/(Loss)

Percentage of
  Net Assets
    Short
 Unrealized
Gain/(Loss)

Percentage of
   Net Assets
      Net
Unrealized
Gain/(Loss)

$
%
$
%
$

March 31, 2008, Partnership Net Assets:   $20,121,696



Commodity
      92,855
        0.46
          650
         ?
   93,505
Equity
      3,196
        0.02
       (133,220)
       (0.66)
(130,024)
Foreign currency
    418,939
        2.08
   276,197
        1.37
 695,136
Interest rate
      17,609
        0.09
         ?
         ?
   17,609






     Grand Total:
    532,599
        2.65
   143,627
        0.71
 676,226

     Unrealized Currency Gain





     9,990

     Total Net Unrealized Gain



686,216







December 31, 2007, Partnership Net Assets:  $17,699,695









Commodity
    413,874
        2.34
     53,390
        0.30
 467,264
Equity
    22,161
        0.13
     92,328
        0.52
 114,489
Foreign currency
   (119,794)
       (0.68)
   190,608
        1.07
   70,814
Interest rate
    163,283
        0.92
     (2,579)
       (0.01)
 160,704






     Grand Total:
    479,524
        2.71
   333,747
        1.88
 813,271

     Unrealized Currency Loss





 (17,182)

     Total Net Unrealized Gain



796,089








The accompanying notes are an integral part of these financial statements.

       MORGAN STANLEY CORNERSTONE FUND III L.P.
NOTES TO FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Cornerstone Fund III L.P. (the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2007, Annual Report on Form 10-K.

1.  Organization
Morgan Stanley Cornerstone Fund III L.P. is a New York limited partnership organized in 1983 to engage in the speculative trading of futures contracts, options on futures contracts, and forward contracts on foreign currencies and other commodity interests (collectively, ?Futures Interests?). The Partnership is one of the Morgan Stanley Cornerstone Funds, comprised of the Partnership, Morgan Stanley Cornerstone Fund II L.P., and Morgan Stanley Cornerstone Fund IV L.P.

The Partnership?s general partner is Demeter Management
Corporation ("Demeter").  The commodity brokers are Morgan Stanley

       MORGAN STANLEY CORNERSTONE FUND III L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


& Co. Incorporated ("MS&Co.") and Morgan Stanley & Co. International plc ("MSIP"). MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. MSIP serves as the commodity broker for trades on the London Metal Exchange. Demeter, MS&Co., and MSIP are wholly-owned subsidiaries of Morgan Stanley. The trading managers to the Partnership are Graham Capital Management, L.P. and Sunrise Capital Management, Inc. (individually, a "Trading Manager", or collectively, the "Trading Managers").

2.  Related Party Transactions
The Partnership?s cash is on deposit with MS&Co. and MSIP in futures, forward, and options trading accounts to meet margin requirements as needed. Monthly, MS&Co. pays the Partnership interest income on 80% of its average daily Net Assets at a rate equal to the average yield on 13-week U.S. Treasury bills. The Partnership pays brokerage commissions to MS&Co.



3.  Income Taxes
No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of the Partnership?s revenues or expenses for income tax purposes.

       MORGAN STANLEY CORNERSTONE FUND III L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


The Partnership files U.S. federal and state tax returns.  The
2004 through 2007 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

4.  Financial Instruments
The Partnership trades Futures Interests. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

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

The net unrealized gains (losses) on open contracts, reported as a component of "Trading Equity" on the Statements of Financial
Condition, and their longest contract maturities were as follows:

       MORGAN STANLEY CORNERSTONE FUND III L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

	    Net Unrealized Gains/(Losses)
	on Open Contracts	Longest Maturities
		Off-			Off-
	Exchange-	Exchange-		Exchange-	Exchange-
Date	 Traded  	  Traded   	Total	 Traded  	 Traded
	 $	  $	$

Mar. 31, 2008	(8,407)	694,623	686,216	Mar. 2009	Jun. 2008
Dec. 31, 2007	725,294	70,795	796,089	Jun. 2009	Mar. 2008


The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.



The Partnership also has credit risk because MS&Co. and MSIP act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity broker for the Partnership?s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of

       MORGAN STANLEY CORNERSTONE FUND III L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $19,940,601 and $17,902,576 at March 31, 2008, and December 31,
2007, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS&Co. This agreement, which seeks to reduce both the Partnership?s and MS&Co.?s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS&Co.?s bankruptcy or insolvency.
       MORGAN STANLEY CORNERSTONE FUND III L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


5.  New Accounting Developments

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157 ("SFAS" 157"), "Fair Value Measurements". SFAS 157 requires use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: Level 1 - quoted market prices in active markets for identical assets and liabilities; Level 2 - inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly (including quoted prices for similar investments, interest rates, credit risk); and Level 3 - unobservable inputs for the asset or liability (including the Partnership?s own assumptions used in determining the fair value of investments).

Demeter evaluated the impact of adopting SFAS 157 on the Partnership?s financial statements. The Partnership adopted SFAS 157 as of January 1, 2008. Based on its analysis, the effect of applying SFAS 157 to the investments included in the financial statements does not have a material impact on the Partnership?s financial statements.

       MORGAN STANLEY CORNERSTONE FUND III L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the valuation of the Partnership?s investments by the above SFAS 157 fair value hierarchy as of March 31, 2008:



Assets
   Quoted Prices in
  Active Markets for
    Identical Assets
          (Level 1)
Significant Other
     Observable
         Inputs
       (Level 2)
Significant
  Unobservable
   Inputs
 (Level 3)




           Total

Unrealized gain(loss) on open contracts
 $       (8,407)
$    694,623
 n/a

 $  686,216

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how those instruments and activities are accounted for; how and why they are used; and their effects on a Partnership?s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Partnership is currently evaluating the impact that the adoption of SFAS No. 161 will have on its financial statement disclosures.

       MORGAN STANLEY CORNERSTONE FUND III L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

6.  Restricted and Unrestricted Cash
As reflected on the Partnership?s Statements of Financial Condition, restricted cash equals the cash portion of assets on deposit to meet margin requirements plus the cash required to offset unrealized losses on foreign currency forwards and options and offset losses on offset London Metal Exchange positions. All of these amounts are maintained separately. Cash that is not classified as restricted cash is therefore classified as unrestricted cash.

7.  Reclassification
Certain prior year amounts relating to cash balances were reclassified on the Statements of Cash Flows to conform to 2008 presentation. Such reclassification has no impact on the Partnership?s reported net income (loss).

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

Capital Resources. The Partnership does not have, nor does it expect to have, any capital assets. Redemptions of units of limited partnership interest ("Unit(s)") in the future will affect
       forwards, and options in subsequent periods.  It is not possible to estimate the amount, and therefore the impact, of future outflows of Units.

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

Results of Operations
General. The Partnership?s results depend on the Trading Managers and the ability of each Trading Manager?s trading program(s) to take advantage of price movements in the futures, forward, and options markets. The following presents a summary of the Partnership?s operations for the three month periods ended March 31, 2008 and 2007, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Managers trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Managers
       or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Managers? trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership?s results of operations set forth in the financial statements on pages 2 through 15 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized trading gain (loss)" for open (unrealized) contracts, and recorded as "Realized trading gain
(loss)" when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of the close of business. Interest income, as

       well as management fees, incentive fees, brokerage
commissions, and transaction fees and costs of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarter Ended March 31, 2008
The Partnership recorded total trading results including interest income totaling $3,508,737 and expenses totaling $374,817, resulting in net income of $3,133,920 for the quarter ended March 31, 2008. The Partnership?s net asset value per Unit increased from $4,137.34 at December 31, 2007, to $4,876.50 at March 31,
2008.

The most significant trading gains of approximately 6.1% were recorded in the currency sector during February from long positions in the Swiss franc and euro versus the U.S. dollar as the value of the U.S. dollar moved lower against its major rivals after weaker-than-expected manufacturing data from the Federal Reserve Bank of Philadelphia reignited fears of an economic slowdown in the U.S. In addition, the value of the U.S. dollar continued to decline after U.S. government reports showed a rise
       in unemployment and slower-than-expected fourth quarter
2007 Gross Domestic Product growth. During March, the value of the U.S. dollar continued to decline following news of weaker-than-expected U.S. retail sales, and U.S. consumer confidence at a 16-year low. Lastly, the value of the U.S. dollar was pulled lower due to several interest rate cuts by the U.S. Federal Reserve, as well as indications that interest rates may continue to decline. Additional gains of approximately 3.7% were experienced in the global stock index sector from short positions in Japanese, European, and U.S. equity index futures as prices moved lower throughout the quarter on concerns that a persistent U.S. housing slump, mounting losses linked to U.S. sub-prime mortgage investments, and a weakening job market may restrain consumer spending. Within the global interest rate sector, gains of approximately 3.6% were achieved during January from long positions in U.S. and Japanese fixed-income futures as prices increased amid stronger demand for the "safety" of government bonds following a sharp decline in global equity markets and concerns that a possible economic recession in the United States may weaken the global economy. Further gains of approximately 1.5% were experienced in the agricultural complex primarily during February from long futures positions in corn as prices moved higher amid speculation that demand from China may climb after severe winter storms damaged some of the nation?s major crops. Elsewhere, long positions in wheat futures recorded gains
       as prices rose to a record high in February on
expectations that stockpiles may fall to a 30-year low. Elsewhere, long positions in cotton futures resulted in further gains primarily during February as prices increased on speculation that future production may fall. Within the energy sector, gains of approximately 1.4% were recorded during February and March from long futures positions in crude oil and its related products as prices surged due to speculation that OPEC may cut production at its next meeting, forecasts of cold weather and heavy snow in the U.S. Northeast, and ongoing geopolitical concerns in the Middle East. Elsewhere in the energy markets, gains were recorded from long positions in natural gas futures as prices rose during February amid expectations of a rise in demand and news that U.S. inventories fell more than forecast. Finally, gains of approximately 1.1% were achieved within the metals sector from long positions in gold and silver futures as prices increased due to a declining U.S. dollar and concerns of accelerating global inflation, which increased demand for the "safe haven" of precious metals.

For the Quarter Ended March 31, 2007
The Partnership recorded total trading results including interest income totaling $(1,611,642) and expenses totaling $438,992, resulting in a net loss of $2,050,634 for the quarter ended March 31, 2007. The Partnership?s net asset value per Unit decreased
       from $4,089.95 at December 31, 2006, to $3,674.45 at March
31, 2007.

The most significant trading losses of approximately 2.5% were recorded in the metals markets primarily during February and March from long positions in silver and gold futures as prices reversed sharply lower on concerns that a slowing Chinese economy would reduce demand for precious metals. Elsewhere in the metals markets, losses were experienced from long positions in aluminum futures during January and March as prices fell amid news of an overabundance in supply. Additional losses of approximately 2.4% were experienced in the currency sector during March from long positions in the British pound versus the U.S. dollar as the value of the British pound dropped sharply at the beginning of the month amid speculation that the Bank of England would not continue to increase interest rates in the near-term. Elsewhere in the currency markets, short positions in the Japanese yen versus the U.S. dollar resulted in losses during February and early March as the value of the Japanese yen reversed sharply higher against the U.S. dollar after a combination of factors including an almost 10% drop in the Shanghai stock market and a warning from Rodrigo Rato, Managing Director of the International Monetary Fund, that a weak Japanese yen "could lead to more entrenched exchange rate misalignments that worsen global imbalances" encouraged traders to unwind short positions in the
       Japanese yen against most of its major rivals.
Furthermore, investor speculation that consistently strong economic data out of Japan might force the Bank of Japan to continue raising interest rates in order to combat possible inflation also pushed the value of the Japanese yen higher. Similarly, short positions in the Swiss franc versus the U.S. dollar incurred losses during February as the value of the Swiss franc also reversed higher against the U.S. dollar amid worries of a narrowing interest rate differential. Finally, losses were recorded during January from long positions in the New Zealand dollar and Australian dollar versus the U.S. dollar as the value of the U.S. dollar strengthened against these currencies after a government report showed that U.S. job growth had been unexpectedly higher during December 2006. Within the global stock index sector, losses of approximately 2.0% were experienced during late February and early March from long positions in U.S., European, and Japanese stock index futures as prices reversed sharply lower after the aforementioned massive sell-off in the global equity markets that began on February 27, 2007, following comments from former U.S. Federal Reserve Chairman Alan Greenspan that the U.S. economy could be due for a recession. In addition, concerns that tighter credit conditions in China and Japan might dampen global growth first sent Chinese stock markets plunging before the sell-off spread to other equity markets. Furthermore,
       global equity prices were negatively affected by sub-prime loan delinquency concerns in the United States. Additional losses of approximately 1.8% were experienced in the global interest rate sector from short positions in U.S., German, and British fixed-income futures as prices spiked significantly higher during late February and early March in a ?flight-to-quality? after the worldwide sell-off that affected the global equity and currency markets. Additional losses in the global interest rate futures markets were incurred from newly established long positions in U.S. fixed-income futures as prices moved lower later in the month on reduced demand for the "safe haven" of fixed-income investments after the stabilization of the global equity markets as investors concluded that markets had been oversold. Furthermore, U.S. interest rate futures prices declined after a stronger-than-expected government jobs report. Finally, losses of approximately 1.8% were recorded within the energy markets during February from short futures positions in gasoline, heating oil, and crude oil futures as prices reversed higher during February and March on increased concerns that unexpected refinery shutdowns would curb fuel stockpiles in the future. In addition, prices were pressured higher on rising geopolitical concerns in the Middle East after the United Nations Security Council voted unanimously to increase sanctions against Iran. News that Iran had captured 15 members of the British Royal Navy in the Persian Gulf added to investor worries about
       the stability of the world?s oil supply in the region, thus weighing on prices. Smaller losses in the energy markets were experienced from short positions in natural gas futures as prices moved higher during March after the U.S. Department of Energy reported that natural gas supplies were down 15% from a year ago.

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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized,
       and cash flow.  Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

The Partnership?s total market risk may increase or decrease as it is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership?s open positions, the volatility present within the markets, and the liquidity of the markets.

The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and 15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership typically to be many times the total capitalization of the Partnership.
       The Partnership?s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership?s market risk is limited by the uncertainty of its speculative trading. The Partnership?s speculative trading and use of leverage may cause future losses and volatility (i.e., "risk of ruin") that far exceed the Partnership?s experience to date under the "Partnership?s Value at Risk in Different Market Sectors" section and significantly exceed the Value at Risk ("VaR") tables disclosed.

Limited partners will not be liable for losses exceeding the current net asset value of their investment.

Quantifying the Partnership?s Trading Value at Risk
The following quantitative disclosures regarding the Partnership?s market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

       The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership?s open positions is directly reflected in the Partnership?s earnings and cash flow.

The Partnership?s risk exposure in the market sectors traded by the Trading Managers is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability
       distribution of daily "simulated profit and loss"
outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

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

       by primary market risk category at March 2008 and 2007.
At March 31, 2008 and 2007, the Partnership?s total capitalization was approximately $20 million and $18 million, respectively.

Primary Market	            March 31, 2008        March 31, 2007
Risk Category	              Value at Risk         Value at Risk

Currency	(0.88)%	(1.61)%
Equity	(0.67)	    (1.11)
Interest Rate	               (0.34)	    (0.50)
Commodity                       	(1.08)	(0.61)
Aggregate Value at Risk         	(1.58)%	(2.04)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the Partnership?s open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Such changes could positively or negatively materially impact market risk as measured by VaR.
       The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from April 1, 2007, through March 31, 2008.

Primary Market Risk Category	   High		 Low		  Average
Currency	(1.62)%	(0.81)%	(1.15)%

Equity	(1.97)	(0.27)	(0.82)

Interest Rate	(1.48)	(0.34)	(0.77)

Commodity	(2.40)	(0.31)	(1.33)

Aggregate Value at Risk	(3.25)%	(1.58)%	(2.38)%



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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at March 31, 2007, and for the four quarter-end reporting periods from April 1, 2007, through March 31, 2008. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.
       Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of March 31, 2008, such amount was equal to approximately 92% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at March 31, 2008, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. The second largest market exposure of the Partnership at March 31, 2008, was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships
       between different currencies and currency pairs.  Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies including cross-rate ? i.e., positions between two currencies other than the U.S. dollar. At March 31, 2008, the Partnership?s major exposures were to euro, Japanese yen, Polish zloty, and Canadian dollar currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Equity. At March 31, 2008, the Partnership had market exposure to the global stock index sector, primarily to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At March 31, 2008, the Partnership?s primary exposures were to the DAX (Germany), TOPIX (Japan), S&P 500 (U.S.), NASDAQ 100 (U.S.), Euro Stox 50 (Europe), NIKKEI 225 (Japan), and CAC 40 (France) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., European, and Japanese stock indices. Static markets would not cause major market changes but would make it
       difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Interest Rate. At March 31, 2008, the Partnership had market exposure to the global interest rate sector. This exposure was primarily spread across the European, U.S., and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. Demeter anticipates that the G-7 countries? interest rates will remain the primary interest rate exposures of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Commodity.
Energy. The largest market exposure of the Partnership at March 31, 2008, was to the energy sector. The Partnership?s primary energy exposure was to futures contracts in crude oil
       and its related products, as well as natural gas.
Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in price resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Metals.	The third largest market exposure of the
Partnership at March 31, 2008, was to the metals sector.
The Partnership?s metals exposure was to fluctuations in the price of precious metals, such as silver and gold, as well as base metals, such as copper, aluminum and zinc. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets. The Trading Managers utilize their trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Trading Managers will continue to do so.

Soft Commodities and Agriculturals. At March 31, 2008, the Partnership had market exposure to the markets that comprise these sectors. Most of the exposure was to the corn, live
       cattle, wheat, and cotton markets. Supply and demand
inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2008:

Foreign Currency Balances. The Partnership?s primary foreign currency balance at March 31, 2008, was in euros. The
Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Managers, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership?s assets among different Trading Managers, each of whose strategies focus on different market sectors and trading approaches, in a multi-manager Partnership, and by monitoring the performance of the Trading Managers daily. In addition, the Trading Managers establish diversification guidelines, often set in terms of the

       maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

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

Item 4T.  CONTROLS AND PROCEDURES
Not applicable.

       PART II.  OTHER INFORMATION

Item 1A. RISK FACTORS

Information regarding risk factors appears in Item 2. ?Management?s Discussion and Analysis of Financial Condition and Results of Operations? and Item 3. ?Quantitative and Qualitative Disclosures about Market Risk? of this Form 10-Q. There have been no other material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 5.  OTHER INFORMATION
Management. Effective March 20, 2008, Mr. Michael Durbin, age 40, was named a Director of Demeter, subject to approval by the National Futures Association. Mr. Durbin is a Managing Director of Morgan Stanley and has been Chief Operating Officer of National Sales since February 2008. Mr. Durbin joined Morgan Stanley in 1990 and has served in a succession of leadership positions in both its institutional and wealth management businesses, most recently as head of Global Wealth Management Group Capital Markets from October 2007 to February 2008. Mr. Durbin also served as Head of Equity Products and Services from March 2006 to October 2007, Head of International Private Wealth Management from May 2005 to March 2006, Chief Strategic and Risk Officer of Global Wealth Management Group from September 2004 to

       May 2005, and Chief Administrative Officer of each of
Private Wealth Management and Global Wealth Management Group from January 2002 to September 2004. Mr. Durbin received his B.B.A. from the University of Notre Dame in 1990 and an M.B.A. from the New York University in 1998.

Effective March 20, 2008, Mr. Jose Morales, age 31, was named a Director of Demeter, subject to approval by the National Futures Association. Mr. Morales is a Vice President at Morgan Stanley and has headed the Product Development Group for the firm?s Global Wealth Management business since August 2007. Mr. Morales joined the firm in September 1998 as an analyst in the investment management division, and subsequently held positions in the Morgan Stanley Investment Management Global Product Development Group from May 2000 to December 2003, in the Global Wealth Management Product Development Group from December 2003 to June 2006, and in Global Wealth Management Alternative Investments Product Development & Management from June 2006 to August 2007. Mr. Morales is a member of the Global Wealth Management New Products Committee and the Consulting Services Due Diligence Committee. Prior to his appointment as a Director of Demeter, Mr. Morales served as a member of the Managed Futures Investment Management Committee from March 2005 to March of 2008. Mr. Morales received an M.B.A. with a concentration in Finance from the NYU Stern School of Business in June 2007 and a B.S. in
       International Business Administration with a concentration in Economics from Fordham University in 1998.

Effective April 1, 2008, Mr. Andrew Saperstein no longer serves as a Director of Demeter.

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



				         Morgan Stanley Cornerstone Fund III L.P.
				         (Registrant)

                     By:   Demeter Management Corporation
                           (General Partner)

May 15, 2008         By:   /s/Christian Angstadt
                              Christian Angstadt
                              Chief Financial Officer







The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.