Form 10-Q
period 2008-06-30
MORGAN STANLEY CORNERSTONE FUND III L.P.
filed 2008-08-14
CIK 737000

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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






(Former name, former address and former fiscal year, if changed since last report)








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

	June 30, 2008




PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of June 30, 2008
		(Unaudited) and December 31, 2007..........................2

		Statements of Operations for the Three and Six Months
		Ended June 30, 2008 and 2007 (Unaudited)...................3

		Statements of Changes in Partners? Capital for the
		Six Months Ended June 30, 2008 and 2007 (Unaudited)........4

		Statements of Cash Flows for the Six Months Ended
		June 30, 2008 and 2007 (Unaudited).........................5

		Condensed Schedules of Investments as of June 30, 2008
		(Unaudited) and December 31, 2007..........................6

		Notes to Financial Statements (Unaudited)...............7-15

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations.......16-30

Item 3.	Quantitative and Qualitative Disclosures About
			Market Risk.........................................31-45

Item 4.	Controls and Procedures................................45

Item 4T.	Controls and Procedures................................46


PART II. OTHER INFORMATION

Item 1A.Risk Factors...........................................47

Item 5.	Other Information...................................47-48

Item 6.	Exhibits............................................48-49


       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY CORNERSTONE FUND III L.P.
	STATEMENTS OF FINANCIAL CONDITION
	                     June 30,	    December  31,
	      2008     	         2007
	                      $	      $
	                     (Unaudited)
ASSETS
Trading Equity:
	Unrestricted cash	19,118,964	15,925,629
	Restricted cash	      760,054	     1,251,653

	    Total cash	19,879,018	      17,177,282

	Net unrealized gain on open contracts (MS&Co.)	       537,923	        741,994
	Net unrealized gain on open contracts (MSIP)	                                         95,719	                    54,095

	     Total net unrealized gain on open contracts	     633,642	        796,089

	     Total Trading Equity	20,512,660  	17,973,371

Interest receivable (MS&Co.)	25,918	                     36,546
Due from MS&Co.                                             -     	          12,811

	     Total Assets	   20,538,578	   18,022,728

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	176,899	159,039
Accrued administrative fees payable (MS&Co.)	112,084	111,753
Accrued management fees	        59,578	          52,241

	     Total Liabilities	     348,561	        323,033

Partners? Capital

Limited Partners (3,872.269 and
	  4,175.524 Units, respectively)	19,669,284   	17,275,552
General Partner (102.516 Units)		        520,733	        424,143

	     Total Partners? Capital	   20,190,017	   17,699,695

	     Total Liabilities and Partners? Capital                                              	    20,538,578	   18,022,728

NET ASSET VALUE PER UNIT	        5,079.52	       4,137.34

The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY CORNERSTONE FUND III L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)

                                For the Three Months                          For the Six Months
  	                       Ended June 30,        	               Ended June 30,


                              2008   	         2007    	       2008   	    2007
                               $	             $	           $ 	 $
INVESTMENT INCOME
	Interest income (MS&Co.)	     66,836		    186,370		    149,490		           390,510

EXPENSES
	Management fees	175,508  	 172,854	348,594	   	 346,071
	Brokerage commissions (MS&Co.)	136,266	225,512	309,032		454,227
	Common administrative expenses	    21,000		24,000	              	  42,000                   48,000
	Transaction fees and costs	         6,595	       17,712	      14,560                   30,772

		   Total Expenses 	     339,369	     440,078	    714,186		    879,070

NET INVESTMENT LOSS 	    (272,533)	   (253,708)	    (564,696)		  (488,560)

TRADING RESULTS
Trading profit (loss):
	Realized	1,135,487	2,679,627	4,671,443	 	1,051,986
	Net change in unrealized	     (52,574)	      328,489	    (162,447)		     140,348

		  Total Trading Results	   1,082,913	   3,008,116	    4,508,996		  1,192,334

NET INCOME 	     810,380	   2,754,408	   3,944,300		     703,774

NET INCOME ALLOCATION

	Limited Partners	789,566	2,695,728	3,847,710		687,690
	General Partner 	20,814	58,680	96,590		16,084


NET INCOME PER UNIT

	Limited Partners                                                  	203.02	572.40		942.18	156.90
	General Partner                                                   	203.02	572.40		942.18	156.90


			                                                                       Units     	            Units	Units	          Units
WEIGHTED AVERAGE NUMBER
	OF UNITS OUTSTANDING                                 4,047.028		4,755.854	   4,128.198		4,853.859

	The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY CORNERSTONE FUND III L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Six Months Ended June 30, 2008 and 2007
	(Unaudited)




                                                              	Units of
	Partnership	Limited	General
	     Interest   	  Partners  	   Partner   	     Total
		$	$	$
Partners? Capital,
December 31, 2006	5,031.180	20,157,999	419,286	20,577,285

Net Income	?	687,690	16,084	703,774

Redemptions	   (366.497)	     (1,470,850) 	        ?  	      	     (1,470,850)

Partners? Capital,
June 30, 2007	          4,664.683	  19,374,839	             435,370	 19,810,209





Partners? Capital,
December 31, 2007	4,278.040	17,275,552	424,143	17,699,695

Net Income	?	3,847,710	96,590	3,944,300

Redemptions	   (303.255)	     (1,453,978) 	        ?  	      	     (1,453,978)

Partners? Capital,
June 30, 2008	          3,974.785	  19,669,284	             520,733	 20,190,017












The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY CORNERSTONE FUND III L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)


	         For the Six Months Ended June 30,

	      2008     	      2007
	    $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income 	  3,944,300  	   	 703,774
Noncash item included in net income:
	Net change in unrealized		162,447	  (140,348)

(Increase) decrease in operating assets:
	Restricted cash		 491,599	492,347
	Interest receivable (MS&Co.)		10,628	5,023
	Due from MS&Co.                 	 	    12,811	(65,534)

Increase (decrease) in operating liabilities:
	Accrued administrative expenses		331	5,133
	Accrued management fees                                               		           7,337	           (2,761)

Net cash provided by operating activities  			    4,629,453	         997,634

CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid for redemptions of Units			       (1,436,118)	     (1,647,770)

Net cash used for financing activities               	   (1,436,118)	     (1,647,770)

Net increase (decrease) in unrestricted cash                                     	3,193,335	 (650,136)

Unrestricted cash at beginning of period                                   	 	   15,925,629	                18,056,766

Unrestricted cash at end of period                                            		       19,118,964                  17,406,630







	The accompanying notes are an integral part of these financial statements.


- 5 -


       <table> MORGAN STANLEY CORNERSTONE FUND III L.P.
CONDENSED SCHEDULES OF INVESTMENTS
June 30, 2008 (Unaudited) and December 31, 2007







Futures and Forward Contracts
     Long
 Unrealized
     Gain/(Loss)

Percentage of
  Net Assets
    Short
 Unrealized
Gain/(Loss)

Percentage of
   Net Assets
      Net
Unrealized
Gain/(Loss)

$
%
$
%
$

June 30, 2008, Partnership Net Assets:   $20,190,017



Commodity
    255,697
        1.27
       2,654
        0.01
 258,351
Equity
       ?
       ?
     13,397
        0.07
   13,397
Foreign currency
    184,561
        0.91
   (36,436)
       (0.18)
 148,125
Interest rate
        2,250
        0.01
  198,345
        0.98
 200,595






     Grand Total:
    442,508
        2.19
   177,960
        0.88
 620,468

     Unrealized Currency Gain





  13,174

     Total Net Unrealized Gain



633,642



796,089







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

       MORGAN STANLEY CORNERSTONE FUND III L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

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

The net unrealized gains on open contracts, reported as a component of "Trading Equity" on the Statements of Financial
Condition, and their longest contract maturities were as follows:

       MORGAN STANLEY CORNERSTONE FUND III L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

	    Net Unrealized Gains
	on Open Contracts	Longest Maturities
		Off-			Off-
	Exchange-	Exchange-		Exchange-	Exchange-
Date	 Traded  	  Traded   	Total	 Traded  	 Traded
	 $	  $	$
Jun. 30, 2008	485,516	148,126	633,642	Dec. 2009	Sep. 2008
Dec. 31, 2007	725,294	70,795	796,089	Jun. 2009	Mar. 2008

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.



The Partnership also has credit risk because MS&Co. and MSIP act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity broker for the Partnership?s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of

       MORGAN STANLEY CORNERSTONE FUND III L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $20,364,534 and $17,902,576 at June 30, 2008, and December 31,
2007, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS&Co. This agreement, which seeks to reduce both the Partnership?s and MS&Co.?s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS&Co.?s bankruptcy or insolvency.
       MORGAN STANLEY CORNERSTONE FUND III L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


5.  New Accounting Developments
In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157 ("SFAS 157"), "Fair Value Measurements". SFAS 157 requires use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: Level 1 - quoted market prices in active markets for identical assets and liabilities; Level 2 - inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly (including quoted prices for similar investments, interest rates, credit risk); and Level 3 - unobservable inputs for the asset or liability (including the Partnership?s own assumptions used in determining the fair value of investments).

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

       MORGAN STANLEY CORNERSTONE FUND III L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


The following table summarizes the valuation of the Partnership?s investments by the above SFAS 157 fair value hierarchy as of June
30, 2008:  <table> <caption>



Assets
Quoted Prices in
Active Markets for
Identical Assets
       (Level 1)
Significant Other
    Observable
       Inputs
     (Level 2)
 Significant
  Unobservable
     Inputs
   (Level 3)




     Total

Unrealized gain on open contracts
$ 485,516
$ 148,126
    n/a

                  $633,642


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

6.  Restricted and Unrestricted Cash
As reflected on the Partnership?s Statements of Financial
Condition, restricted cash equals the cash portion of assets on
       MORGAN STANLEY CORNERSTONE FUND III L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

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

Capital Resources. The Partnership does not have, nor does it expect to have, any capital assets. Redemptions of units of limited partnership interest ("Unit(s)") in the future will affect
       the amount of funds available for investments in futures,
       forwards, and options in subsequent periods.  It is not possible to estimate the amount, and therefore the impact, of future outflows of Units.

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

Results of Operations
General. The Partnership?s results depend on the Trading Managers and the ability of each Trading Manager?s trading program to take advantage of price movements in the futures, forward, and options markets. The following presents a summary of the Partnership?s operations for the three and six month periods ended June 30, 2008 and 2007, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Managers trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Managers
       or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Managers? trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

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

For the Three and Six Months Ended June 30, 2008
The Partnership recorded total trading results including interest income totaling $1,149,749 and expenses totaling $339,369, resulting in net income of $810,380 for the three months ended
June 30, 2008. The Partnership?s net asset value per Unit increased from $4,876.50 at March 31, 2008, to $5,079.52 at June
30, 2008.

The most significant trading gains of approximately 8.4% were recorded in the energy sector throughout the quarter from long futures positions in crude oil and its related products as prices trended higher amid unexpected plant shutdowns in the U.S., production disruption in Mexico, Nigeria, and the Middle East, as well as news that OPEC output fell in March for the first time since August 2007. Elsewhere, long positions in natural gas futures resulted in gains throughout the quarter as prices
       increased due to a government report that showed U.S.
inventories declined to the lowest level since 2005, while forecasts for warmer weather across the U.S. ignited speculation of higher demand. Smaller gains of approximately 0.8% were experienced within the global interest rate sector primarily during May and June from short positions in European fixed-income futures as prices fell after news of accelerating inflation and better-than-expected growth in the Euro-Zone. A portion of the Partnership?s gains was offset by losses of approximately 3.1% incurred within the global stock index sector primarily during April and May from short positions in European, U.S., and Japanese equity index futures as prices reversed higher amid the release of better-than-expected corporate earnings reports from the financial and technology sectors, as well as a smaller-than-expected drop in U.S. jobs data. European equity index futures prices also increased following news of an unexpected rise in business confidence in Germany, increased merger and acquisition activity, and better-than-expected corporate earnings. During June, additional losses were incurred from long positions in European equity index futures as prices moved sharply lower throughout the month on concerns that record commodity prices and additional subprime-related writedowns may erode corporate earnings and continue to slow global economic growth. Within the metals sector, losses of approximately 0.7% were recorded primarily during April from long positions in gold and silver
                             - 21 ?
       futures as prices moved lower due to a rise in the value of the U.S. dollar. Elsewhere in the metals complex, long positions in copper futures resulted in losses as prices decreased throughout April and May amid speculation that a continued slowdown in global economic growth may erode future demand for base metals. Losses of approximately 0.5% were experienced within the currency sector primarily during April from long positions in the Swiss franc versus the U.S. dollar as the value of the U.S. dollar moved higher against these currencies after the U.S. Institute for Supply Management?s manufacturing index unexpectedly moved higher and a U.S. economic report showed private sector jobs unexpectedly increased in March. Meanwhile, short positions in the British pound versus the U.S. dollar incurred losses during April as the value of the British pound increased amid speculation that the Bank of England may slow the pace of interest rate cuts amid concerns of accelerating global inflation.

The Partnership recorded total trading results including interest income totaling $4,658,486 and expenses totaling $714,186, resulting in net income of $3,944,300 for the six months ended
June 30, 2008. The Partnership?s net asset value per Unit increased from $4,137.34 at December 31, 2007, to $5,079.52 at June 30, 2008.

       The most significant trading gains of approximately 9.9%
were recorded in the energy sector from long futures positions in crude oil and its related products as prices moved consistently higher throughout the first half of the year due to speculation that OPEC may cut production, ongoing geopolitical concerns in the Middle East, growing Asian fuel consumption, and strong demand for physical commodities as an inflation hedge.
Elsewhere, long positions in natural gas futures experienced gains during February and March as prices increased on expectations of a rise in demand due to colder weather in the U.S. Northeast and news of a drop in U.S. inventories. During the second quarter, prices were pressured higher amid declining production in Western Canada, a continued decline in U.S. inventories, and forecasts for an active hurricane season in the Atlantic, resulting in further gains from long positions. In addition, futures prices for crude oil, its related products, and natural gas increased due to persistent decline in the value of the U.S. dollar. Additional gains of approximately 5.6% were experienced in the currency sector throughout the first six months of the year from long positions in the euro, Swiss franc, Brazilian real, and Mexican peso as the value of the U.S. dollar moved lower against most of its rivals amid the aforementioned weak economic data out of the U.S. Within the global interest rate sector, gains of approximately 4.4% were experienced, primarily during January and February, from long positions in
       U.S. fixed income futures as prices moved higher in a
"flight-to-quality" following a sharp decline in the global equity markets and the aforementioned concerns regarding the global economy. Furthermore, U.S. fixed-income futures prices moved higher as the U.S. Federal Reserve cut interest rates by 200 basis points throughout the first quarter and U.S. government reports showed a rise in unemployment and slower-than-expected fourth quarter Gross Domestic Product growth. Additional gains were recorded during May and June from short positions in European fixed-income futures as prices declined after government reports revealed accelerating inflation in the Euro-Zone. Gains of approximately 1.5% were achieved within the agricultural complex primarily during February from long futures positions in corn as prices moved higher amid speculation that demand from China may climb after severe winter storms damaged some of the nation?s major crops. During June, corn prices moved higher after severe floods in the U.S. Midwest also damaged crops. Elsewhere, long positions in wheat futures recorded gains as prices rose to a record high in February on expectations that stockpiles may fall to a 30-year low. Smaller gains of approximately 0.5% were recorded within the global stock index sector during January, February, and March from short positions in Japanese equity index futures as prices moved lower on concerns that a persistent U.S. housing slump, mounting losses linked to U.S. subprime mortgage investments, and a weakening job market may restrain consumer
                             - 24 ?
       spending.  Finally, gains of 0.5% were achieved within the metals sector, primarily during January and February, from long positions in gold and silver futures as prices increased due to a declining U.S. dollar and concerns of accelerating global inflation, which increased demand for the "safe haven" of precious metals. During June, gains were also recorded within the metals markets from long positions in aluminum futures as prices increased on signs of diminishing stockpiles and robust economic growth in China.

For the Three and Six Months Ended June 30, 2007
The Partnership recorded total trading results including interest income totaling $3,194,486 and expenses totaling $440,078, resulting in net income of $2,754,408 for the three months ended
June 30, 2007. The Partnership?s net asset value per Unit increased from $3,674.45 at March 31, 2007, to $4,246.85 at June
30, 2007.

The most significant trading gains of approximately 5.7% were recorded in the currency sector primarily during April and May from short positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen weakened relative to its major rivals in a continuation of the carry-trade after news that the Tankan survey was weaker-than-expected and a decline in Japanese industrial production increased speculation that Japanese
       economic growth was not sufficient to warrant an increase in interest rates by the Bank of Japan. Elsewhere, gains were recorded from long positions in the British pound and New Zealand dollar versus the U.S. dollar primarily during April as these currencies moved higher relative to the U.S. dollar after strong economic data out of the United Kingdom and New Zealand added to growing investor sentiment that the respective Central Banks of these countries would raise interest rates in order to combat inflation. Additionally, the value of the U.S. dollar declined against these currencies after the U.S. Federal Reserve?s decision to leave interest rates steady at 5.25%. Within the global stock index sector, gains of approximately 5.2% were experienced primarily during April and May from long positions in European and U.S. equity index futures as prices moved higher on continued strong corporate earnings and increased merger and acquisition activity. Furthermore, gains were recorded during June from long positions in Japanese stock index futures as prices moved higher amid investor optimism regarding future earnings in the technology sector. Additional gains of approximately 4.8% were recorded in the global interest rate sector throughout the quarter from short positions in European fixed-income futures as prices weakened after news from the Ifo Institute that German business sentiment climbed to the second-highest level on record and news of an increasing U.S. consumer confidence index. During May and June, European interest rate
       futures prices continued to fall after a report that real
Gross Domestic Product in the Euro-Zone increased more-than-expected in the first quarter of 2007, news that Germany?s seasonally adjusted unemployment rate reached its lowest level since 1995, and housing prices in the United Kingdom showed their biggest jump of the year. Elsewhere, gains were recorded from short positions in U.S. fixed-income futures as prices moved lower during May and June after the Philadelphia Federal Reserve?s index of regional manufacturing increased more than expected in April, Federal Reserve Bank of Richmond President Jeffrey Lacker stated that there were still inflationary concerns present in the U.S. economy, and the Conference Board?s index of leading economic indicators showed that five of the ten categories for the U.S. economy showed improvement. A portion of the Partnership?s gains during the quarter was offset by losses of approximately 1.2% experienced in the metals markets primarily during May from long positions in aluminum and copper futures as prices fell after an announcement by the Chinese government that it would raise export taxes for base metals and on speculation that rising production and inventories might create a global surplus. Additional losses were recorded during June from long positions in gold futures as prices fell due to speculative selling. Within the energy markets, losses of approximately 0.3% were recorded primarily during May and June from long futures positions in crude oil and its related products as prices moved
       lower on expectations of a rise in global stockpiles.
Lastly, losses of approximately 0.2% were incurred in the agricultural markets primarily during June from long positions in wheat and soybean meal futures as prices fell due to technically-based selling.

The Partnership recorded total trading results including interest income totaling $1,582,844 and expenses totaling $879,070, resulting in net income of $703,774 for the six months ended June 30, 2007. The Partnership?s net asset value per Unit increased from $4,089.95 at December 31, 2006, to $4,246.85 at June 30,
2007.

The most significant trading gains of approximately 3.2% were recorded in the currency sector primarily during January, April, and June from short positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen weakened relative to most of its major rivals in a continuation of the carry-trade after news that the Tankan survey was weaker-than-expected and a decline in Japanese industrial production increased speculation that Japanese economic growth was not sufficient to warrant an increase in interest rates by the Bank of Japan. Elsewhere, long positions in the Turkish lira, Brazilian real, Canadian dollar, and New Zealand dollar versus the U.S. dollar resulted in gains primarily during April and June as the value of the U.S. dollar
       weakened relative to these currencies on news that foreign investment in U.S. securities fell more-than-expected in February and U.S. industrial production declined in March. In addition, the value of the U.S. dollar continued to fall against its major rivals leading up to and after the U.S. Federal Reserve?s decision to leave interest rates steady at 5.25%. Additional gains of approximately 3.1% were experienced in the global stock index sector primarily during January, April, and May from long positions in European and Japanese equity index futures as prices climbed higher on continued optimism about the future of the global economy, as well as strong corporate earnings and increased merger and acquisition activity. Furthermore, Japanese stock index futures prices moved higher during May on optimism that strong economic growth in the Euro-Zone and the U.S. would result in higher exports from Asia. Smaller gains of approximately 3.0% were recorded in the global interest rate sector primarily during January, May, and June from short positions in European fixed-income futures as prices fell initially after reports showed confidence in the Euro-Zone economy stayed close to a six-year higher in December. Prices continued to fall after strong economic data reported in the United Kingdom and Germany increased inflation concerns. During May and June, European interest rate futures prices declined after a report that real Gross Domestic Product in the Euro-Zone increased more-than-expected in the first quarter of 2007, news
       that Germany?s seasonally adjusted unemployment rate
reached its lowest level since 1995, and data indicating that housing prices in the United Kingdom showed their biggest jump of the year. A portion of the Partnership?s gains in the first six months of the year was offset by losses of approximately 3.7% recorded in the metals markets throughout a majority of the year from long positions in silver and gold futures as prices moved lower amid speculative selling. Elsewhere, long positions in aluminum futures resulted in losses primarily during March and June as prices weakened on worries regarding future Chinese
demand.   Additional losses of approximately 2.1% were incurred
primarily during February and March from short futures positions in crude oil and its related products as prices reversed higher on increased concerns that unexpected refinery shutdowns would curb fuel stockpiles in the future. Additionally, prices moved higher amid rising geopolitical concerns in the Middle East. Finally, losses of approximately 0.2% were recorded throughout a majority of the year from long positions in corn futures as prices declined sharply after the U.S. Department of Agriculture?s Prospective Plantings report showed corn acreage may be up in 2007 to its highest since 1944. Further losses were incurred primarily during June from short positions in wheat futures as prices moved higher on news of damaged crops.

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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract. However, the Partnership is required to meet margin
                             - 31 ?
       requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

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

The Partnership?s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership?s market risk is limited by the uncertainty of its speculative trading. The Partnership?s speculative trading and use of leverage may cause future losses and volatility (i.e., "risk of ruin") that far exceed the Partnership?s experience to date under
                            - 32 ?
       the "Partnership?s Value at Risk in Different Market
Sectors" section and significantly exceed the Value at Risk ("VaR") tables disclosed.

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


The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at June 30, 2008 and 2007.
At both June 30, 2008 and 2007, the Partnership?s total capitalization was approximately $20 million.

Primary Market	            June 30, 2008         June 30, 2007
Risk Category	              Value at Risk         Value at Risk

Currency	(0.71)%	(1.28)%
Interest Rate	             (0.40)  	    (1.48)
Equity	(0.25)	    (1.97)
Commodity                       	(1.16)	(0.31)
Aggregate Value at Risk         	(1.43)%	(2.79)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from July 1, 2007, through June 30, 2008.

Primary Market Risk Category	   High		 Low		  Average
Currency	(1.62)%	(0.71)%	(1.00)%

Interest Rate	(0.74)	(0.34)	(0.50)

Equity	(0.67)	(0.25)	(0.39)

Commodity	(2.40)	(1.08)	(1.54)

Aggregate Value at Risk	(3.25)%	(1.43)%	(2.04)%



Limitations on Value at Risk as an Assessment of Market Risk
VaR models permit estimation of a portfolio?s aggregate market risk exposure, incorporating a range of varied market risks, reflect risk reduction due to portfolio diversification or hedging activities, and can cover a wide range of portfolio assets.
However, VaR risk measures should be viewed in light of the methodology?s limitations, which include, but may not be limited to the following:
*	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
*	changes in portfolio value caused by market movements may
differ from those of the VaR model;
*	VaR results reflect past market fluctuations applied to
current trading positions while future risk depends on future positions;

-	37 ?

*	VaR using a one-day time horizon does not fully capture the
market risk of positions that cannot be liquidated or hedged within one day; and
*	the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

In addition, the VaR tables above, as well as the past performance of the Partnership, give no indication of the Partnership?s potential "risk of ruin".

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at June 30, 2008 and 2007, and for the four quarter-end reporting periods from July 1, 2007, through June 30, 2008. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

       Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of June 30, 2008, such amount was equal to approximately 94% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at June 30, 2008, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. The second largest market exposure of the Partnership at June 30, 2008, was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships
                             - 40 -


       between different currencies and currency pairs.  Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a number of currencies including cross-rate ? i.e., positions between two currencies other than the U.S. dollar. At June 30, 2008, the Partnership?s major exposures were to Japanese yen and Swiss franc currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Interest Rate. At June 30, 2008, the Partnership had market exposure to the global interest rate sector. This exposure was primarily spread across the European, Japanese, and U.S. interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., the United Kingdom, Germany, Japan, Italy, and Canada.
                             - 41 ?


       Demeter anticipates that the G-7 countries? interest rates will remain the primary interest rate exposures of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Equity. At June 30, 2008, the Partnership had market exposure to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At June 30, 2008, the Partnership?s primary exposures were to the EURO STOX 50 (Europe), NASDAQ 100 (U.S.), S&P 500 (U.S.), and RUSSELL 2000 (U.S.) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S. and European stock indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Commodity.
Energy. The largest market exposure of the Partnership at June 30, 2008, was to the energy sector. The Partnership?s primary energy exposure was to futures contracts in crude oil and its related products, as well as natural gas. Price
       movements in these markets result from geopolitical
developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in price resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Metals.	The third largest market exposure of the
Partnership at June 30, 2008, was to the metals sector. The Partnership?s metals exposure was to fluctuations in the price of base metals, such as aluminum, copper, and zinc, as well as precious metals, such as gold. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets. The Trading Managers utilize trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Trading Managers will continue to do so.

Soft Commodities and Agriculturals.  At June 30, 2008, the
Partnership had market exposure to the markets that comprise these sectors. Most of the exposure was to the corn, coffee,

       soybeans, soybean meal, cocoa, and sugar markets.
Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2008:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at June 30, 2008, were in British pounds, euros, Swiss francs, and Japanese yen. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Managers, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership?s assets among different Trading Managers, each of whose strategies focus on different market sectors and trading approaches, in a multi-manager Partnership, and by monitoring the performance of the Trading Managers daily. In addition, the Trading Managers establish diversification guidelines, often set in terms of the
                              - 44 -


       maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

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

Item 4T.  CONTROLS AND PROCEDURES
Not applicable.

       PART II.  OTHER INFORMATION

Item 1A. RISK FACTORS

Information regarding risk factors appears in Item 2. "Management?s Discussion and Analysis of Financial Condition and Results of Operations" and Item 3. "Quantitative and Qualitative Disclosures about Market Risk" of this Form 10-Q. There have been no other material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2007, and the Partnership?s Report on Form 10-Q for the quarter ended March 31, 2008.

Item 5.  OTHER INFORMATION
Limited Partners of the Partnership are advised that Demeter has determined to withdraw from the Partnership effective November 30, 2008, and thereafter will commence dissolution of the Partnership pursuant to the Partnership?s Limited Partnership Agreement. In connection with such withdrawal, Demeter will terminate trading for the Partnership effective October 31, 2008, unless it becomes necessary or is prudent to do so beforehand. Following termination of trading for the Partnership, all Partnership assets will be paid interest at the rate equal to the average yield on 13-week U.S. Treasury Bills, with your share of interest credited to your Units. The management and brokerage fees on any assets remaining in the Partnership after October 31, 2008, will be waived, given the absence of any further futures trading by the Partnership.
- 47 -


       Through November 30, 2008, qualified Limited Partners may, under certain conditions, redeem some or all of their interest in the Partnership and use the proceeds of such redemption to purchase an interest in another Morgan Stanley managed futures partnership for which Demeter is the general partner (an offering in any such managed futures partnership is by prospectus or offering memorandum only). Otherwise, Limited Partners may simply redeem their interest in the Partnership and receive the proceeds of such redemption in cash. Whether you exchange or redeem your Partnership Units, there will be no minimum holding period requirement or redemption charge. Limited Partners who do not redeem their interest in the Partnership prior to November 30, 2008, should be aware that final distribution of any remaining Partnership assets are anticipated to be made on or about December 15, 2008.

Mr. Michael Durbin was confirmed as a principal of Demeter by the National Futures Association on June 5, 2008.

Mr. Jose Morales was confirmed as a principal of Demeter by the National Futures Association on June 23, 2008.

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



				         Morgan Stanley Cornerstone Fund III L.P.
				         (Registrant)

                     By:   Demeter Management Corporation
                           (General Partner)

August 14, 2008      By:   /s/Christian Angstadt
                              Christian Angstadt
                              Chief Financial Officer







The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.

1821: