Form 10-Q
period 2008-09-30
MORGAN STANLEY CORNERSTONE FUND III L.P.
filed 2008-11-14
CIK 737000

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2008




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of September 30, 2008
		(Unaudited) and December 31, 2007............................2

		Statements of Operations for the Three and Nine Months
		Ended September 30, 2008 and 2007 (Unaudited)................3

		Statements of Changes in Partners? Capital for the
		Nine Months Ended September 30, 2008 and 2007 (Unaudited)....4

		Statements of Cash Flows for the Nine Months Ended
		September 30, 2008 and 2007 (Unaudited)......................5

		Condensed Schedules of Investments as of September 30, 2008
		(Unaudited) and December 31, 2007............................6

		Notes to Financial Statements (Unaudited).................7-15

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations.........16-31

Item 3.	Quantitative and Qualitative Disclosures About
			Market Risk...........................................31-46

Item 4.	Controls and Procedures..................................46

Item 4T.	Controls and Procedures..................................46


PART II. OTHER INFORMATION

Item 1A.Risk Factors.............................................47

Item 5.	Other Information.................................... 47-48

Item 6.	Exhibits..............................................48-49



       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY CORNERSTONE FUND III L.P.
	STATEMENTS OF FINANCIAL CONDITION
	                  September 30,	    December  31,
	      2008     	         2007
	                      $	      $
	                     (Unaudited)
ASSETS
Trading Equity:
	Unrestricted cash	15,598,101	15,925,629
	Restricted cash	     1,255,761	     1,251,653

	    Total cash	   16,853,862	      17,177,282

	Net unrealized gain (loss) on open contracts (MSIP)                  	          (50,078)                   54,095
	Net unrealized gain (loss) on open contracts (MS&Co.)	       (335,316)      	        741,994

	     Total net unrealized gain (loss) on open contracts	       (385,394)	        796,089

	     Total Trading Equity	16,468,468  	17,973,371

Due from MS&Co.                                             32,006	          12,811
Interest receivable (MS&Co.)	            16,888	                     36,546

	     Total Assets	    16,517,362	   18,022,728

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	1,209,188	159,039
Accrued administrative expenses 	110,641	111,753
Accrued management fees	         47,853	          52,241

	     Total Liabilities	    1,367,682	        323,033

Partners? Capital

Limited Partners (3,236.610 and
	  4,175.524 Units, respectively)	14,684,563   	17,275,552
General Partner (102.516 Units)		      465,117	        424,143

	     Total Partners? Capital	  15,149,680	   17,699,695

	     Total Liabilities and Partners? Capital                                              	   16,517,362	   18,022,728

NET ASSET VALUE PER UNIT	       4,537.02	       4,137.34

The accompanying notes are an integral part of these financial statements. </table>

       <table> 	MORGAN STANLEY CORNERSTONE FUND III L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)

                                  For the Three Months                         For the Nine Months
  	                       Ended September 30,        	           Ended September 30,


                                           2008   	         2007    	       2008   	    2007
                                         $	                 $		           $ 	 $
INVESTMENT INCOME
	Interest income (MS&Co.)	     61,769		    158,110		    211,259		           548,620

EXPENSES
	Brokerage commissions (MS&Co.)	173,489	254,733	482,521		708,960
	Management fees	  155,300	 149,495	503,894	   	 495,566
	Common administrative expenses	     20,000		24,000	                   62,000                   72,000
	Transaction fees and costs	      12,037	       13,330	        26,597	                   44,102

		   Total Expenses 	     360,826	     441,558	    1,075,012		  1,320,628

NET INVESTMENT LOSS 	    (299,057)	    (283,448)	     (863,753)		    (772,008)

TRADING RESULTS
Trading profit (loss):
	Realized	(776,082)	(2,404,087)	3,895,361	 	(1,352,101)
	Net change in unrealized	  (1,019,036)	        88,020	     (1,181,483)		     228,368

		  Total Trading Results	   (1,795,118)	 (2,316,067)	    2,713,878	 	 (1,123,733)


NET INCOME (LOSS)	   (2,094,175)	 (2,599,515)	    1,850,125		 (1,895,741)

NET INCOME (LOSS) ALLOCATION

	Limited Partners	(2,038,559)	(2,542,392)	1,809,151		(1,854,702)
	General Partner 	(55,616)	(57,123)	40,974		(41,039)


NET INCOME (LOSS) PER UNIT

	Limited Partners                                                  	(542.50)	(557.21)	399.68		(400.31)
	General Partner                                                   	(542.50)	(557.21)	399.68		(400.31)


			                                                                       Units     	            Units	Units	          Units
WEIGHTED AVERAGE NUMBER
	OF UNITS OUTSTANDING                                 3,682.945   		4,558.278	  3,965.438   	             4,754.544

	The accompanying notes are an integral part of these financial statements. </table>

       <table> 	MORGAN STANLEY CORNERSTONE FUND III L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Nine Months Ended September 30, 2008 and 2007
	(Unaudited)




                                                              	Units of
	Partnership	Limited	General
	     Interest   	  Partners  	   Partner   	     Total
		$	$	$
Partners? Capital,
December 31, 2006	 5,031.180	20,157,999	419,286	20,577,285

Net Loss	    ?	(1,854,702)	(41,039)	(1,895,741)

Redemptions	  (570.191)	   (2,222,090) 	            ?   	 (2,222,090)

Partners? Capital,
September 30, 2007                                      4,460.989	  16,081,207	              378,247	16,459,454



Partners? Capital,
December 31, 2007	4,278.040	17,275,552	424,143	17,699,695

Net Income	    ?	1,809,151	40,974	1,850,125

Redemptions	    (938.914)	   (4,400,140) 	            ?   	 (4,400,140)

Partners? Capital,
September 30, 2008                                    3,339.126		  14,684,563	              465,117	15,149,680














The accompanying notes are an integral part
of these financial statements.   </table>

       <table> 	MORGAN STANLEY CORNERSTONE FUND III L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)


	         For the Nine Months Ended September 30,

	      2008     	      2007
	    $	      $

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss) 	     1,850,125   	(1,895,741)
Noncash item included in net income (loss):
	Net change in unrealized		1,181,483	  (228,368)

(Increase) decrease in operating assets:
	Restricted cash	 (4,108) 	1,005,377
	Due from MS&Co.                 	 	(19,195)    	34,489
	Interest receivable (MS&Co.)		19,658	23,392

Decrease in operating liabilities:
	Accrued administrative expenses		(1,112)	(12,725)
	Accrued management fees                                               		       (4,388)	          (12,566)

Net cash provided by (used for) operating activities  			   3,022,463	     (1,086,142)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid for redemptions of Units			       (3,349,991)	     (2,400,307)

Net cash used for financing activities               	                                   (3,349,991)	     (2,400,307)

Net decrease in unrestricted cash                                                         (327,528)		  (3,486,449)

Unrestricted cash at beginning of period                                   	 	    15,925,629	                18,056,766

Unrestricted cash at end of period                                            		        15,598,101                 14,570,317









	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY CORNERSTONE FUND III L.P.
CONDENSED SCHEDULES OF INVESTMENTS
September 30, 2008 (Unaudited) and December 31, 2007







Futures and Forward Contracts
     Long
 Unrealized
     Gain/(Loss)

Percentage of
  Net Assets
    Short
 Unrealized
Gain/(Loss)

Percentage of
   Net Assets
      Net
Unrealized
Gain/(Loss)

$
%
$
%
$

September 30, 2008, Partnership Net Assets:   $15,149,680



Commodity
     (50,078)
       (0.33)
     93,496
        0.61
   43,418
Equity
    29,669
        0.20
   148,237
        0.98
 177,906
Foreign currency
   (459,925)
       (3.04)
   (87,981)
       (0.58)
(547,906)
Interest rate
     (53,202)
       (0.35)
         ?
         ?
  (53,202)






     Grand Total:
   (533,536)
       (3.52)
   153,752
        1.01
(379,784)

     Unrealized Currency Loss





   (5,610)

     Total Net Unrealized Loss



(385,394)










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






     Grand Total:
    479,524
        2.71
   333,747
        1.88
 813,271

     Unrealized Currency Loss





 (17,182)

     Total Net Unrealized Gain



796,089







The accompanying notes are an integral part of these financial statements. </table>



       MORGAN STANLEY CORNERSTONE FUND III L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the financial condition and results of operations of Morgan Stanley Cornerstone Fund III L.P. (the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2007, Annual Report on Form 10-K.

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

The net unrealized gains (losses) on open contracts, reported as a component of "Trading Equity" on the Statements of Financial
Condition, and their longest contract maturities were as follows:

       MORGAN STANLEY CORNERSTONE FUND III L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

	    Net Unrealized Gains/(Losses)
	on Open Contracts	Longest Maturities
		Off-			Off-
	Exchange-	Exchange-		Exchange-	Exchange-
Date	 Traded  	  Traded   	Total	 Traded  	 Traded
	 $	  $	$
Sep. 30, 2008	163,562	(548,956)	(385,394)	Mar. 2010	Oct. 2008
Dec. 31, 2007	725,294	70,795	796,089	Jun. 2009	Mar. 2008

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.



The Partnership also has credit risk because MS&Co. and MSIP act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity broker for the Partnership?s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of

       MORGAN STANLEY CORNERSTONE FUND III L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $17,017,424 and $17,902,576 at September 30, 2008, and December
31, 2007, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS&Co. This agreement, which seeks to reduce both the Partnership?s and MS&Co.?s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS&Co.?s bankruptcy or insolvency.
       MORGAN STANLEY CORNERSTONE FUND III L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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

       MORGAN STANLEY CORNERSTONE FUND III L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


The following table summarizes the valuation of the Partnership?s investments by the above SFAS 157 fair value hierarchy as of
September 30, 2008: <table> <caption>



Assets
Quoted Prices in
Active Markets for
Identical Assets
       (Level 1)
Significant Other
    Observable
       Inputs
     (Level 2)
 Significant
  Unobservable
     Inputs
   (Level 3)




     Total

Unrealized gain (loss)  on open
contracts

$163,562

$(548,956)

 n/a


  $(385,394)


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

Results of Operations
General. The Partnership?s results depend on the Trading Managers and the ability of each Trading Manager?s trading program to take advantage of price movements in the futures, forward, and options markets. The following presents a summary of the Partnership?s operations for the three and nine month periods ended September 30, 2008 and 2007, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Managers trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Managers
       or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Managers? trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership?s results of operations set forth in the financial statements on pages 2 through 15 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized trading gain (loss)" for open (unrealized) contracts, and recorded as "Realized trading gain
(loss)" when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of the close of business. Interest income, as

       well as management fees, brokerage commissions, transaction fees and costs, and administrative expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three and Nine Months Ended September 30, 2008
The Partnership recorded total trading results including interest income totaling $(1,733,349) and expenses totaling $360,826, resulting in a net loss of $2,094,175 for the three months ended September 30, 2008. The Partnership?s net asset value per Unit decreased from $5,079.52 at June 30, 2008, to $4,537.02 at
September 30, 2008.

The most significant trading losses of approximately 5.5% were recorded in the currency sector primarily during August and September from long positions in the euro and Swiss franc versus the U.S. dollar as the value of the U.S. dollar moved higher. Such losses were recorded during August after U.S. consumer confidence increased for a second consecutive month. Furthermore, the value of the U.S. dollar moved higher amid a worldwide "flight-to-quality" due to fears of an intense credit crunch and
       subsequent fears of a global recession. Within the global interest rate sector, losses of approximately 3.2% were incurred throughout the quarter from short positions in European fixed-income futures as prices moved higher following a sharp decline in the global equity markets, weaker-than-expected U.K. and German economic data, and comments from European Central Bank President Jean-Claude Trichet saying that economic growth would be "particularly weak", thereby fueling demand for the "safe haven" of government bonds. During September, additional losses were recorded from long positions in U.S. fixed-income futures as prices reversed lower during the middle of the month after news of a major U.S. government intervention in the financial sector eased concerns that the credit crisis would continue to deteriorate the growth of the global economy. Additional losses of 3.1% were experienced within the metals sector during July from long positions in gold futures as prices fell due to a rise in the value of the U.S. dollar. During September, newly established short positions in gold futures incurred losses as prices reversed sharply higher on "safe haven" buying amid global credit-market turmoil and uncertainty regarding the U.S. financial system. Elsewhere, long positions in copper and aluminum futures experienced losses, primarily during July and August, as prices declined amid speculation that slowing economic growth would reduce demand for the base metals. Within the energy sector, losses of approximately 2.2% were incurred, primarily
       during July, from long futures positions in crude oil and its related products as prices reversed lower on signs that global economic growth might be slowing, which might curb future energy demand. Meanwhile, long positions in natural gas futures resulted in losses as prices decreased sharply amid rising inventories. Finally, losses of approximately 0.3% were incurred, primarily during July, from long positions in coffee futures as prices moved lower following news that Brazil, the world?s largest grower, had accelerated exports. Elsewhere, long futures positions in corn resulted in losses as prices reversed sharply lower during July amid news that favorable weather in U.S. growing regions might boost crop prospects. A portion of the Partnership?s losses during the quarter was offset by gains of approximately 3.1% achieved primarily during July from short positions in U.S. equity index futures as prices moved lower on concerns that widening credit-market losses, weakening consumer demand, and surging commodity prices would erode corporate earnings. Additional gains were experienced during September from short positions in European, U.S., and Japanese equity index futures as prices moved sharply lower amid unprecedented U.S. financial market volatility and turmoil following news of the collapse of a major U.S. investment bank and the government rescue of a U.S. insurance giant. Furthermore, U.S. equity markets plunged on Monday, September 29, 2008, after the U.S. House of Representatives rejected the Economic Stabilization Act
       of 2008, which would have allowed the U.S. Treasury to purchase troubled mortgage-backed securities from U.S. financial institutions.

The Partnership recorded total trading results including interest income totaling $2,925,137 and expenses totaling $1,075,012, resulting in net income of $1,850,125 for the nine months ended September 30, 2008. The Partnership?s net asset value per Unit increased from $4,137.34 at December 31, 2007, to $4,537.02 at September 30, 2008.

The most significant trading gains of approximately 7.5% were recorded in the energy markets from long futures positions in crude oil and its related products as prices moved consistently higher throughout the first half of the year due to speculation that OPEC would cut production, ongoing geopolitical concerns in the Middle East, growing Asian fuel consumption, and strong demand for physical commodities as an inflation hedge.
Elsewhere, long positions in natural gas futures experienced gains during February and March as prices increased on expectations of a rise in demand due to colder weather in the U.S. Northeast and news of a drop in U.S. inventories. During the second quarter, prices were pressured higher amid news of declining production in Western Canada, a continued decline in U.S. inventories, and forecasts for an active hurricane season in
       the Atlantic, resulting in further gains from long
positions. In addition, futures prices for crude oil, its related products, and natural gas increased throughout a majority of the first nine months of the year due to a decline in the value of the U.S. dollar. Further gains of approximately 3.6% were experienced in the global stock index sector throughout the first quarter from short positions in Japanese, European, and U.S. equity index futures as prices moved lower on concerns that a persistent U.S. housing slump, mounting losses linked to U.S. sub-prime mortgage investments, and a weakening job market would restrain consumer spending. Furthermore, global equity index prices moved sharply lower during July and September amid unprecedented U.S. financial market volatility and turmoil. Within the agricultural complex, gains of approximately 1.2% were recorded primarily during February and June from long futures positions in corn as prices moved higher amid speculation that demand from China would climb after severe winter storms damaged some of the nation?s major crops. Newly established short positions in corn futures experienced gains during September as prices fell on growing investor sentiment that a slowing U.S. economy would result in decreased demand for alternative biofuels. Meanwhile, short futures positions in cotton achieved gains during September as prices declined to a one-year low after the U.S. Department of Agriculture reported exports remained below average due to a drop in demand. Elsewhere, long positions
                             - 24 ?
       in wheat futures recorded gains primarily during the first quarter as prices rose to a record high on expectations that stockpiles would fall to a 30-year low. Within the global interest rate sector, gains of approximately 1.0% were experienced, primarily during January and February, from long positions in U.S. fixed income futures as prices moved higher in a "flight-to-quality" following a sharp decline in the global equity markets and the aforementioned concerns regarding the global economy. Furthermore, U.S. fixed-income futures prices moved higher as the U.S. Federal Reserve cut interest rates by 200 basis points throughout the first quarter and U.S. government reports showed a rise in unemployment and slower-than-expected fourth quarter Gross Domestic Product growth. A portion of the Partnership?s gains for the first nine months of the year was offset by losses of approximately 2.7% incurred within the metals sector, primarily during March, April, and July, from long positions in gold futures as prices moved lower due to a rise in the value of the U.S. dollar. During September, newly established short positions in gold futures incurred losses as prices reversed higher on "safe haven" buying amid global credit-market turmoil and uncertainty regarding the U.S. financial system. Elsewhere in the metals complex, long positions in copper and aluminum futures resulted in losses as prices decreased throughout April, May, July, and August amid speculation that a continued slowdown in global economic growth
       would erode future demand for base metals.  Smaller losses of 0.2% were recorded within the currency sector during April from long positions in the Swiss franc and euro versus the U.S. dollar as the value of the U.S. dollar moved higher against these currencies after the U.S. Institute for Supply Management?s manufacturing index unexpectedly moved higher and a U.S. economic report showed private sector jobs had unexpectedly increased in March. Meanwhile, short positions in the British pound versus the U.S. dollar incurred losses as the value of the British pound increased during April amid speculation that the Bank of England was going to slow the pace of interest rate cuts amid concerns of accelerating global inflation. Additional losses were achieved during August and September from long positions in the euro and Swiss franc versus the U.S. dollar as the value of the U.S. dollar moved higher after U.S. consumer confidence increased in August. Furthermore, the value of the U.S. dollar moved higher amid a worldwide "flight-to-quality" due to fears of an intense credit crunch and subsequent global recession.

For the Three and Nine Months Ended September 30, 2007
The Partnership recorded total trading results including interest income totaling $(2,157,957) and expenses totaling $441,558, resulting in a net loss of $ 2,599,515 for the three months ended September 30, 2007. The Partnership?s net asset value per Unit decreased from $4,246.85 at June 30, 2007, to $3,689.64 at September 30, 2007.
       The most significant trading losses of approximately 5.3%
were recorded in the global stock index sector primarily during July and August from long positions in European, Japanese, and U.S. equity index futures as prices reversed lower on persistent concerns that a widening credit crunch, sparked by U.S. sub-prime mortgage losses, would erode global economic growth and corporate earnings. Additional losses of approximately 4.5% were incurred in the currency sector primarily during July and August from short positions in the Japanese yen versus the U.S. dollar and euro as the value of the Japanese yen reversed higher against most of its major rivals when traders reduced "carry-trade" positions after the sell-off in the global equity markets resulted in investors? trimming "riskier" assets funded by loans in Japan. Similarly, short positions in the Swiss franc versus the U.S. dollar resulted in losses during July and August as the value of the Swiss franc rose against the U.S. dollar.
Elsewhere, long positions in the British pound versus the U.S. dollar experienced losses during August as the value of the U.S. dollar reversed higher against the British pound after continued extreme volatility in the global equity markets and widening credit losses tied to U.S. sub-prime loans resulted in substantially stronger demand for U.S. dollar-denominated government bonds. Finally, losses were recorded from short positions in the Czech koruna versus the U.S. dollar during July as the value of Czech koruna moved higher relative to the U.S.
       dollar after the Czech National Bank increased its
benchmark interest rate to 3.0%. Within the global interest rate sector, losses of approximately 3.0% were incurred primarily during July and August from short positions in European and U.S. fixed-income futures as prices reversed sharply higher in a worldwide "flight-to-quality" after the significant decline in the global equity markets resulted in substantially higher demand for the "safe haven" of government bonds. Smaller losses of approximately 1.0% were experienced in the energy markets primarily during August from long futures positions in crude oil and its related products as prices declined amid concerns that a slowdown in the global economy would negatively impact global energy demand. A portion of the Partnership?s losses during the quarter was offset by gains of approximately 0.2% recorded in the agricultural markets, primarily during August and September, from long positions in wheat futures as prices increased to a record high due to a rise in demand amid news from the U.S. Department of Agriculture that global stockpiles would fall to the lowest level in 26 years and after unfavorable weather in key growing countries such as Ukraine and Australia. Smaller gains of approximately 0.2% were experienced in the metals markets primarily during September from short positions in aluminum futures as prices moved lower following news that surplus production would increase supply.

       The Partnership recorded total trading results including interest income totaling $(575,113) and expenses totaling $1,320,628, resulting in a net loss of $1,895,741 for the nine months ended September 30, 2007. The Partnership?s net asset value per Unit decreased from $4,089.95 at December 31, 2006, to $3,689.64 at September 30, 2007.

The most significant trading losses of approximately 3.5% were recorded in the metals markets during February, March, May, and June from long positions in silver and gold futures as prices moved lower amid speculative selling. Additional losses were incurred during August from long positions in gold futures as prices reversed lower amid temporary strength in the U.S. dollar. Elsewhere, long positions in aluminum futures resulted in losses, primarily during March and June, as prices weakened on worries regarding future Chinese demand. Finally, losses were incurred from both short and long positions in copper futures as prices moved without consistent direction throughout a majority of the year amid conflicting data regarding supply and demand. Further losses of approximately 3.0% were experienced in the energy markets, primarily during February and March, from short futures positions in gasoline, crude oil, and heating oil as prices moved higher on increased concerns that unexpected refinery shutdowns would curb fuel stockpiles in the future and amid rising geopolitical concerns in the Middle East. During August, long
       positions in crude oil futures and its related products resulted in further losses as prices declined amid concerns that a slowdown in the global economy, sparked by the U.S. sub-prime mortgage losses, would negatively impact global energy demand. Within the global stock index sector, losses of approximately 2.4% were incurred during February and March from long positions in U.S. and Japanese stock index futures as prices reversed sharply lower after the massive sell-off in the global equity markets that began on February 27, 2007, following comments from former U.S. Federal Reserve Chairman Alan Greenspan that the U.S. economy could be due for a recession. In addition, concerns that tighter credit conditions in China and Japan would dampen global growth first sent Chinese stock markets plunging before the sell-off spread to other equity markets. Furthermore, prices were pressured lower during the third quarter on persistent concerns that a widening credit crunch would erode global economic growth and corporate earnings, thus resulting in losses from long positions during July and August. Finally, losses of approximately 1.5% were recorded in the currency sector during February, March, July, and August from short positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen reversed sharply higher against the U.S. dollar after a combination of factors including investor speculation that consistently strong economic data out of Japan would force the Bank of Japan to continue raising interest rates and after the
       sell-off in the global equity markets resulted in
investors? trimming "riskier" assets funded by loans in Japan, thereby unwinding carry-trades. Similarly, short positions in the Swiss franc versus the U.S. dollar incurred losses during February, July, and August as the value of the Swiss franc also reversed higher against the U.S. dollar amid worries of a narrowing interest rate differential. Elsewhere in the currency markets, losses were experienced during March and August from long positions in the British pound versus the U.S. dollar as the value of the British pound reversed lower amid speculation that the Bank of England would not continue to increase interest rates in the near term. Furthermore, the value of the U.S. dollar strengthened against the British pound during August as continued extreme volatility in the global equity markets and widening credit losses tied to U.S. sub-prime loans resulted in substantially stronger demand for U.S. dollar-denominated government bonds.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures, forwards, and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership?s assets are at risk of
       trading loss.  Unlike an operating company, the risk of market-sensitive instruments is inherent to the primary business activity of the Partnership.

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

The Partnership?s total market risk may increase or decrease as it is influenced by a wide variety of factors, including, but not
       limited to, the diversification among the Partnership?s open positions, the volatility present within the markets, and the liquidity of the markets.

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


The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at September 30, 2008 and 2007. At September 30, 2008 and 2007, the Partnership?s total capitalization was approximately $15 million and $16 million, respectively.

Primary Market	          September 30, 2008    September 30, 2007
Risk Category	              Value at Risk         Value at Risk

Equity	(0.34)%	     (0.38)%
Interest Rate	               (0.26)	    (0.74)
Currency	(0.09)	 (1.62)
Commodity                       	(0.51)	(2.40)
Aggregate Value at Risk         	(0.78)%	(3.25)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from October 1, 2007, through September 30, 2008.

Primary Market Risk Category	   High		 Low		  Average
Equity	(0.67)%	(0.25)%	(0.38)%

Interest Rate	(0.53)	(0.26)	(0.38)

Currency	(0.88)	(0.09)	(0.62)

Commodity	(1.53)	(0.51)	(1.07)

Aggregate Value at Risk	(1.90)%	(0.78)%	(1.43)%

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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at September 30, 2008 and 2007, and for the four quarter-end reporting periods October 1, 2007, through September 30, 2008. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of September 30, 2008, such amount was equal to approximately 103% of the Partnership?s net
       asset value.  A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s Net Assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Managers for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid
       markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at September 30, 2008, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Equity. The second largest market exposure of the Partnership at September 30, 2008, was to the global stock index sector, primarily to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., the United Kingdom, Germany, Japan, Italy, and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At September 30, 2008, the Partnership?s primary exposures were to the NIKKEI 225 (Japan), S&P 500 (U.S.), TOPIX (Japan), DAX (Germany), EURO STOX 50 (Europe), FTSE 100 (U.K.), NASDAQ 100 (U.S.), and CAC 40 (France) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S. and European stock indices.
       Static markets would not cause major market changes but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Interest Rate. At September 30, 2008, the Partnership had market exposure to the global interest rate sector. This exposure was primarily spread across the U.S., European, and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. Demeter anticipates that the G-7 countries? interest rates will remain the primary interest rate exposures of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Currency. At September 30, 2008, the Partnership had market exposure to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations
       which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies including cross-rate - i.e., positions between two currencies other than the U.S. dollar. At September 30, 2008, the Partnership?s major exposures were to Japanese yen and Australian dollar currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Commodity.
Soft Commodities and Agriculturals. The largest market exposure of the Partnership at September 30, 2008, was to the markets that comprise these sectors. Most of the exposure was to the corn, coffee, cotton, wheat, live cattle, soybeans, sugar, and soybean meal markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

       Energy.  The third largest market exposure of the
Partnership at September 30, 2008, was to the energy sector.
 The Partnership?s primary energy exposure was to futures contracts in natural gas, as well as crude oil. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in price resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

	Metals.	At September 30, 2008, the Partnership had market
exposure to the metals sector. The Partnership?s metals exposure was to fluctuations in the price of precious metals, such as silver, as well as base metals, such as copper and aluminum. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Managers utilize their trading systems to take positions when market opportunities develop, and Demeter anticipates that the Trading Managers will continue to do so.

       Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2008:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at September 30, 2008, were in Japanese yen, British pounds, euros, and Swiss francs. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Managers, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership?s assets among different market sectors and trading approaches through the selection of Commodity Trading Managers and by daily monitoring their performance. In addition, the Trading Managers establish diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

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

Item 4T.  CONTROLS AND PROCEDURES
Not applicable.

       PART II.  OTHER INFORMATION

Item 1A. RISK FACTORS

Information regarding risk factors appears in Item 2. "Management?s Discussion and Analysis of Financial Condition and Results of Operations" and Item 3. "Quantitative and Qualitative Disclosures about Market Risk" of this Form 10-Q. There have been no other material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2007, and the Partnership?s Reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008.

Item 5.  OTHER INFORMATION
Limited Partners of the Partnership are advised that Demeter has determined to withdraw from the Partnership effective November 30, 2008, and thereafter will commence dissolution of the Partnership pursuant to the Partnership?s Limited Partnership Agreement. In connection with such withdrawal, Demeter terminated trading for the Partnership effective October 31, 2008. Following termination of trading for the Partnership, all Partnership assets will be paid interest at the rate equal to the average yield on 13-week U.S. Treasury Bills, with your share of interest credited to your Units. The management and brokerage fees on any assets remaining in the Partnership after October 31, 2008, will be waived, given the absence of any further futures trading by the Partnership.
- 47 -


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



				         Morgan Stanley Cornerstone Fund III L.P.
				         (Registrant)

                     By:   Demeter Management Corporation
                           (General Partner)

November 14, 2008    By:   /s/Christian Angstadt
                              Christian Angstadt
                              Chief Financial Officer







The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.